Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD VI
filed 1995-05-15
CIK 275600

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995 Commission file number 0-9485



                  JMB INCOME PROPERTIES, LTD. - VI
       (Exact Name of registrant as specified in its charter)




                Illinois                  36-2936728
      (State of organization) (I.R.S. Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL         60611
(Address of principal executive office)    (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    14



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . .    19

Item 3.    Defaults Upon Senior Securities . . . . . . . .    19

Item 5.    Other Information . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    21

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .    $    198,960        264,327
  Restricted funds (note 3). . . . . . . . . . . . . . . . . . . . .       2,091,096          --
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .         159,812          9,634
  Rents and other receivables (net of allowance for doubtful
    accounts of $110,001 in 1995 and $93,208 in 1994). . . . . . . .         320,850        287,683
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          45,666        114,165
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . .       2,309,959      2,793,451
                                                                        ------------    -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .       5,126,343      3,469,260
                                                                        ------------    -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,383,142      3,383,142
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .      68,984,124     68,474,063
                                                                        ------------    -----------
                                                                          72,367,266     71,857,205
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .      40,173,135     39,870,367
                                                                        ------------    -----------

       Total investment properties, net of accumulated depreciation.      32,194,131     31,986,838

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       2,096,650      2,215,938
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .       7,777,750      8,043,818
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,802         37,802
                                                                        ------------    -----------

                                                                        $ 47,232,676     45,753,656
                                                                        ============   ============

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
  Current portion of long-term debt (in default - note 3). . . . . .    $100,312,828    100,196,278
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         144,142        202,843
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       1,027,375        669,622
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .      13,357,199      9,790,534
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .         141,406          --
                                                                        ------------    -----------
       Total current liabilities . . . . . . . . . . . . . . . . . .     114,982,950    110,859,277

Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . .       4,899,324      4,907,019
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         500,908        496,817
                                                                        ------------    -----------
Commitments and contingencies (notes 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . .     120,383,182    116,263,113
                                                                        ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .         635,165        714,396
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,507,073)    (6,507,073)
                                                                        ------------    -----------
                                                                          (5,870,908)    (5,791,677)
                                                                        ------------    -----------
  Limited partners (60,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . .      54,556,949     54,556,949
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .           (17,351,373)(14,789,555)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (104,485,174)  (104,485,174)
                                                                        ------------    -----------
                                                                         (67,279,598)   (64,717,780)
                                                                        ------------    -----------
    Total partners' capital accounts (deficits). . . . . . . . . . .     (73,150,506)   (70,509,457)
                                                                        ------------    -----------
                                                                        $ 47,232,676     45,753,656
                                                                        ============    ===========

                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)
                                                                              1995           1994
                                                                          ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,421,076     4,489,731
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,965        13,821
                                                                          ------------   -----------
                                                                             3,445,041     4,503,552
                                                                          ------------   -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .     4,305,814     3,298,016
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       302,768       481,523
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . .     1,325,521     2,070,931
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . .         5,533        56,238
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . .       131,660       127,490
  General and administrative . . . . . . . . . . . . . . . . . . . . . .        14,794        42,215
                                                                          ------------   -----------

                                                                             6,086,090     6,076,413
                                                                          ------------   -----------

       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . .    (2,641,049)   (1,572,861)

Venture partners' share of venture operations. . . . . . . . . . . . . .         --           75,454
                                                                          ------------   -----------
       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,641,049)   (1,497,407)
                                                                          ============   ===========

       Net loss per limited partnership interest (note 1). . . . . . . .  $     (42.69)       (24.21)
                                                                          ============   ===========







                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,641,049)   (1,497,407)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       302,768       481,523
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .       131,660       127,490
    Long-term debt - deferred accrued interest . . . . . . . . . . . . .         --           75,688
    Venture partners' share of venture operations. . . . . . . . . . . .         --          (75,454)
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,091,096)        --
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .       (33,167)      (37,259)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        68,499       275,951
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .       483,492       (13,484)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .       266,068       167,044
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       357,753       (36,349)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .     3,566,665       321,710
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . .       141,406       135,666
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .        (7,695)      113,595
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         4,091         3,133
                                                                          ------------   -----------
          Net cash provided by operating activities. . . . . . . . . . .       549,395        41,847
                                                                          ------------   -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . .      (150,178)        --
  Additions to investment properties . . . . . . . . . . . . . . . . . .      (510,061)      (22,923)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .       (12,372)       (6,145)
                                                                          ------------   -----------
          Net cash used in investing activities. . . . . . . . . . . . .      (672,611)      (29,068)
                                                                          ------------   -----------

                                      JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt (note 3). . . . . . . . . . . . . . . . .       116,550         --
  Principal payments on note payable . . . . . . . . . . . . . . . . . .       (58,701)      (58,701)
                                                                          ------------   -----------
          Net cash provided by (used in) financing activities. . . . . .        57,849       (58,701)
                                                                          ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . .       (65,367)      (45,922)

          Cash and cash equivalents, beginning of period . . . . . . . .       264,327     1,026,094
                                                                          ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . . . .  $    198,960       980,172
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $    622,599     2,900,618
                                                                          ============   ===========




                      See accompanying notes to consolidated financial statements.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Fishkill Associates ("Fishkill"), which owned Dutchess Mall until it was transferred to the mortgage lender for the property in May of 1994 (see note 4). The effect of all transactions between the Partnership and the venture have been eliminated in the accompanying consolidated financial statements.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The effect of these items for the three months ended March 31, 1995 and 1994 is summarized as follows:
                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------

Net loss . . . . . $2,641,049  1,087,064   1,497,407   1,126,511
Net loss
 per limited
 partnership
 interest. . . . . $    42.69      17.57       24.21       18.21
                   ==========  =========   =========   =========

     The net loss per Interest is based upon the number of Interests outstanding at the end of each period (60,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $173,979 at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding related to taxable gains applicable to partners.


(2)  MANAGEMENT AGREEMENTS

     The Century City North Office Building is managed by an assignee of the General Partners for a fee computed as a percentage of certain rents received by the property. The property had previously been managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and it affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Century City North Office Building after the sale on terms similar to those that existed prior to the sale.

     Since 1991, property management fees of approximately $2,052,000 have been deferred by the former affiliated property manager in connection with the Century City North Office Building representing deferrals required in accordance with the modification of the debt secured by the property. In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees related to the Dutchess Mall (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building. The former affiliated property manager also earned commissions in connection with leasing activity at the Century City North Office Building but has deferred the payment of a portion of the commissions otherwise payable pursuant to the Partnership and Management Agreements. At March 31, 1995, such deferrals were approximately $2,495,000, of which approximately $547,000 represents deferrals required in accordance with the Partnership Agreement. In light of the recent developments with the first mortgage lender of the Century City North Office Building, as further described in note 3, none of these deferred fees or commissions related to Dutchess Mall or Century City North will be paid.


(3)  CENTURY CITY NORTH BUILDING

     In October 1985, the Partnership refinanced the existing mortgage debt secured by the Century City North Building, which had a balance at the date of refinancing of $18,221,662, with a non-recourse first mortgage loan originally due November 1, 1990, in the amount of $92,000,000. The Partnership received net refinancing proceeds of approximately $72,463,000 (after retirement of the existing mortgage debt and payment of certain other related costs).

     In October 1991, the long-term mortgage note secured by the Century City North Building was modified, effective November 1, 1990, to extend the maturity date to November 1, 1995. Effective November 1, 1991 and 1992, the modified loan terms provided for monthly installments of interest only with pay rates of 9.5% and 10%, respectively, instead of the 10.875% contract rate. Effective November 1, 1993, the pay rate reverted back to the 10.875% contract rate and remains constant through maturity. The difference between the pay rate and the contract rate has been added monthly to the loan balance and itself accrues interest at the contract

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


rate of 10.875%. The lender is also entitled to receive as additional interest ("Contingent Interest"), should the future sales proceeds or appraised value upon maturity exceed a certain base amount, or if the Partnership defaults on its first mortgage obligation, an amount based upon a formula (as defined) ranging from $5,000,000 to $8,000,000. For financial reporting purposes, based on a notice of default received from the first mortgage lender in January 1995, as more fully discussed below, the Partnership has determined that $5,000,000 in additional interest is due. Such amount is reflected in accrued interest in the consolidated financial statements at March 31, 1995 and December 31, 1994. In addition, the Partnership has determined that approximately $3,855,000 in late fees and prepayment penalties are due in accordance with the debt agreement. In accordance with the debt agreement, interest is being accrued at the default rate of 16.875% instead of the contract rate of 10.875%. The Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated balance sheets) any cash flow produced by the property, after payment of modified debt service, for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. In addition, the property management fee is required to be deferred until the first mortgage is repaid in full. The debt service reduction period has expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing in the building is achieved. The lender did not grant any additional debt service relief, but has allowed a portion of the funds previously escrowed, plus interest thereon, to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents. In March of 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property will be controlled by the first mortgage lender. The first mortgage lender has notified the Partnership that any remaining restricted funds in the above account will be applied toward the payment of debt service.

     In October 1991, an agreement was reached whereby an existing unsecured line of credit was converted to a non-recourse second mortgage in an amount not to exceed $7,000,000, secured by the Century City North Building and due November 1, 1995. At March 31, 1995, $5,794,745 ($116,550
in 1995) had been funded thereunder. As of the date of this report, an additional $82,579 has been funded on this second mortgage. Interest is paid at an adjustable rate (approximately 8.16% at March 31, 1995). The Partnership can draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which may be incurred.

     Significant capital improvements continue to be required at the Century City North Building in order to comply with local fire, life and safety code regulations as well as for tenant improvement costs being incurred to retain and procure tenants in what has become an extremely competitive market. At March 31, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. These costs are anticipated to continue over the next several years until the entire building conforms to such regulations. Though the Partnership has been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there can be no assurances that any future extensions will be granted.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership shall pay to the tenant a negotiated amount, initially $469,605 (reflected as notes payable in the accompanying consolidated balance sheets) in monthly installments of principal and interest through November 1995. The balance remaining at March 31, 1995 is $144,142.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow could have a material adverse effect on the operations of the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated financial statements.

     The Partnership had been exploring the possibility of selling its interest in the building. As previously mentioned, the Los Angeles office building market is depressed at the present time and the building has a considerable amount of vacancy. In view of the extremely competitive nature of the marketplace, releasing costs (including the downtime to locate new tenants) are expected to continue to be high. Because the Partnership's and the property's reserves have been virtually exhausted, the Partnership was delinquent in the payment of its November and December of 1994 scheduled debt service and, as of January 1, 1995, has suspended all payments of the scheduled debt service on the first mortgage loan. As of the date of this report, the property is approximately $15,210,000 in arrears on first mortgage interest and other fees in accordance with the debt agreement. Accordingly, in January 1995, the Partnership received a notice of default from the first mortgage lender. In May of 1995, the first mortgage lender notified the Partnership that it has decided to act upon its available remedies under the loan documents and will acquire title to the building either through a deed in lieu of foreclosure or a foreclosure sale by the end of May 1995. Since the Partnership will be unable to retain its ownership interest in the property, a gain will result for financial reporting and Federal income tax reporting purposes with no corresponding distributable proceeds. Once the Partnership divests of its Century City North property, the Partnership will then proceed to terminate its affairs. The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  VENTURE AGREEMENT - DUTCHESS MALL

     On May 13, 1994, Dutchess transferred title to the lender as discussed below.

     The Partnership owned a 90% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. A 10% interest in Fishkill was owned by JMB Income Properties, Ltd. - V, a partnership sponsored by the managing general partner of the Partnership. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the current mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Upon expiration of the standstill agreement, interest on the mortgage was accrued at a default rate of 18% as opposed to the contract rate of 13.75% in 1993. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender. However, pursuant to the agreement to transfer title, the management agreement with the affiliate of the general partners of the Partnership was assigned to the lender and therefore such affiliate continues to manage the property.

     As a result of the transfer to the lender as discussed above, Dutchess no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which the Partnership's share was $3,743,348) and recognized a gain of $3,558,767 (of which the Partnership's share was $3,471,747) for Federal income tax purposes during 1994 with no corresponding distributable proceeds. Accordingly, Dutchess and Fishkill terminated their affairs in 1994.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or its ventures to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        March 31,
                                  1995        1994        1995
                                --------     ------   -------------
Property management
  and leasing fees . . . . .      $  --     168,563     4,899,324
Insurance commissions. . . .         --         138         --
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . . .       1,528      9,837         --
                                  ------    -------     ---------

                                  $1,528    178,538     4,899,324
                                  ======    =======     =========

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     An affiliate of the General Partners has deferred receipt of certain property leasing commissions and management fees, as discussed in notes 2 and 3. The amounts deferred (approximately $82 per Interest) do not bear interest and will only be paid in future periods to the extent cash is generated from the sale or refinancing of the Partnership's remaining investment property.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain contract services at the Partnership's remaining investment property. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1995 were approximately $22,000, all of which relate to previously existing contracts and all of which have been paid.


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 3) have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     As the Partnership has only one remaining property and the first mortgage lender of the property has placed the Partnership in default due to non-payment of interest and has given notice that it intends to proceed to realize upon its security by the end of May 1995, there is substantial doubt as to the Partnership's ability to continue as a going concern (see
Note 3 and the Century City North disclosure below).

     At March 31, 1995, the Partnership had cash and cash equivalents of approximately $199,000. Such funds and short-term investments of approximately $160,000 are available for capital improvements and leasing costs at the Century City North Building and for working capital requirements. In addition, the Partnership had approximately $2,091,000 in restricted funds as required by the first mortgage lender for use in the payment of first mortgage debt service. (Reference is made to Note 3).
The Partnership has currently budgeted in 1995 approximately $457,000 for code compliance, tenant improvements and other capital expenditures at the Century City North Building. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year.

     Dutchess Mall

     Dutchess had cumulatively operated at a deficit and was expected to operate at a deficit in the future due to the substantial releasing costs required. Additionally, Jamesway Department Stores (a tenant in a building adjacent to the property, but not owned by the former Dutchess venture) had filed for protection pursuant to a Chapter 11 bankruptcy petition. The department store continued to operate since the filing. Furthermore, IBM vacated the space it was leasing above Jamesway as part of their downsizing efforts. IBM's cutbacks resulted in the loss of a large number of jobs from the area surrounding the mall. The owner of the department store, J.W. Mays, did not have a replacement tenant. As a result of this situation, the increased competition in the immediate area with a new Wal-Mart store which recently opened near the center, and in view of the anticipated future deficits at the mall in order to lease the vacant space, Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of its mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender.

     As a result of the transfer to the lender as discussed above, Dutchess no longer had an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which the Partnership's share was $3,743,348) and recognized a gain of $3,558,767 (of which the Partnership's share was $3,471,747) for Federal income tax purposes during 1994 with no corresponding distributable proceeds.

     Century City North

     During the quarter, occupancy at the Century City North Building remained at 83%. The market in which the Century City North Building is located is extremely competitive due to increased amounts of vacant space available. This has resulted in the Partnership offering increased concessions to compete with other buildings in order to attract new tenants. In 1993, a major tenant (approximately 47,200 square feet or 8% of the building's leasable space) vacated its space prior to its scheduled lease expiration. The Partnership was entitled to receive rent pursuant to the terms of the tenant's lease through October 1997. However, the Partnership reached an agreement with the tenant whereby the lease obligation was terminated in return for a $5,000,000 payment to the Partnership. $2,500,000 of such payment was remitted to the first mortgage lender as a paydown of the mortgage loan balance. As of March 31, 1995, the Partnership has $2,309,959 on deposit in an escrow account which is reserved for future leasing costs attributable to the vacated space, unless expressly approved for other uses by the lender. While the escrowed funds will enable the Partnership to proceed with releasing portions of this particular space, the loss of revenue from a major tenant which vacated its space in 1993 has made it difficult for the Partnership to release other vacant space in the building. Additionally, during the first quarter of 1994, another major tenant (approximately 22,900 square feet or 4% of the building's leasable space) was forced into involuntary bankruptcy by its creditors. Accordingly, the receivables due from this tenant have been excluded from the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994. The loss of revenue from these situations has resulted in the delinquency of payment of the November and December of 1994 scheduled debt service and the suspension of the payment of scheduled debt service on the first mortgage in January 1995. Accordingly, the first and second mortgage balances related to Century City North have been classified as current liabilities in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994. In 1995, the Partnership received a notice of default and acceleration from the first mortgage lender. As of the date of this report, the property is approximately $15,210,000 in arrears on first mortgage interest and other fees in accordance with the debt agreement. At March 31, 1995, the property has accrued default interest (at a rate of 16.875% per annum) and other fees in accordance with the debt agreement of approximately $13,357,000.
In March of 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property will be controlled by the first mortgage lender. The first mortgage lender has notified the Partnership that any remaining restricted funds in the above account will be applied toward the payment of debt service.

     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership shall pay to the tenant a negotiated amount, initially $469,605, (reflected as note payable in the accompanying consolidated financial statements) in monthly installments of principal and interest through November 1995. The balance remaining at March 31, 1995 is $144,142.

     The Partnership had been exploring the possibility of selling its interest in the building. As previously mentioned, the Los Angeles office building market is depressed at the present time and the building has a considerable amount of vacancy. In view of the extremely competitive nature of the marketplace, releasing costs (including the downtime to locate new tenants) are expected to continue to be high. Because the Partnership's and the property's reserves have been virtually exhausted, the Partnership was delinquent in the payment of its November and December of 1994 scheduled debt service and, as of January 1, 1995, has suspended all payments of the scheduled debt service on the first mortgage loan. Accordingly, in January 1995, the Partnership received a notice of default from the first mortgage lender. In May of 1995, the first mortgage lender notified the Partnership that it has decided to act upon its available remedies under the loan documents and will acquire title to the building either through a deed in lieu of foreclosure or a foreclosure sale by the end of May 1995. Since the Partnership will be unable to retain its ownership interest in the property, a gain will result for financial reporting and Federal income tax reporting purposes with no corresponding distributable proceeds. Once the Partnership divests of its Century City North property, the Partnership would then proceed to terminate its affairs. The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

     On January 17, 1994, an earthquake occurred in the Los Angeles area. The Century City North Building sustained only minor damage as well as some water damage caused by a broken water main. There was no structural damage to the building and the total cost of the repairs made associated with the earthquake damage was approximately $90,000, all of which has been paid.

     Significant capital improvements continue to be required at the Century City North Building in order to comply with local fire, life and safety code regulations (that have changed since the property's original purchase) as well as for tenant improvement costs being incurred to retain and procure tenants in what has become an extremely competitive market. At March 31, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. The work is performed on portions of the building as tenant leases expire and their space is vacated prior to a new tenant taking occupancy or on occupied space if accommodations can be arranged with the tenants. These costs are expected to continue over the next several years until the entire building conforms to such regulations. Though the Partnership has been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there can be no assurances that any future extensions will be granted. Due to the lack of significant cash reserves to pay for these anticipated costs, the Partnership, in October 1991, executed a modification of the first mortgage loan on the Century City North Building which reduced debt service requirements through November 1, 1993. According to the terms of the modification (which expired November 1, 1993), the Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated financial statements) any cash flow produced by the property, after the payment of modified debt service for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. The debt service reduction period has expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing of the building is achieved. The lender did not grant any additional debt service relief, but will allow the funds previously escrowed to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents (see Note 3). Additionally, the Partnership, in October 1991, converted an unsecured line of credit to a non-recourse second mortgage secured by the Century City North Building (see Note 3). Interest is paid on this mortgage at an adjustable rate (approximately 8.16% at March 31, 1995). The Partnership may only draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which may be incurred. As of the date of this report, approximately $1,122,000 remains available in additional second mortgage funding.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow could have a material adverse effect on the operations of the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated balance sheets.

General

     As discussed in Note 4, the lender acquired title to the Dutchess Mall investment property in the second quarter of 1994. In addition, as discussed above, since the Partnership was unsuccessful in selling all or a portion of its interest in the Century City North Building for some modest proceeds, a substantial gain will be recognized for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Once the transfer of title of the Century City North Building is complete, the Partnership will then proceed to terminate its affairs.

     The source of capital for the capital expenditures discussed above and for long-term future liquidity and distributions is dependent upon net cash generated by the Partnership's remaining investment property and through its sale or refinancing. The Partnership's mortgage obligation is non-recourse. Therefore, the Partnership is not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly.

     Due to the factors discussed above, the Partnership continues the suspension of operating cash distributions to the Partners.

     Commencing in 1990, the former property manager, an affiliate of the General Partners, deferred the payment of a portion of the leasing commissions related to the Century City North Building otherwise payable pursuant to the Partnership Agreement. Such affiliate also began to defer property management fees in 1991. Through November 1994, the affiliate has deferred the receipt of leasing fees of approximately $2,495,000 in connection with leasing activity at the Century City North Office Building.

Of this amount, approximately $547,000 represents deferrals required in accordance with the Partnership Agreement. In addition, through November 1994 property management fees of approximately $2,052,000 have been deferred by the former affiliated property manager since 1991 in connection with the Century City North Office Building. This amount represents deferrals in accordance with the modification of the debt secured by the property (see Note 3). In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building as discussed above. However, in light of the recent developments with the first mortgage lender of the Century City North Office Building, as further described in Note 3, none of these deferred fees or commissions related to Dutchess Mall or the Century City North Office Building will be paid. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party, as more fully discussed in Note 2. As a result of this transaction, effective December 1994, the Century City North Office Building is managed by the unaffiliated third party on terms similar to those of the former property manager.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of maturity of the Partnership's investments in U.S. Government obligations.

     The increase in restricted funds at March 31, 1995 as compared to December 31, 1994 is primarily due to the first mortgage lender's requirement that all cash generated by the Century City North Building be deposited into an account under the control of the first mortgage lender as a result of the Partnership's suspension of payment of the scheduled debt service (as more fully discussed in Note 3).

     The increase in rents and other receivables at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of income from tenants at the Century City North Building.

     The decrease in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at the Century City North Building.

     The decrease in escrow deposits at March 31, 1995 as compared to December 31, 1994 is primarily due to draws in accordance with the debt modification agreement to fund tenant improvements and leasing commissions at the Century City North Building.

     The increase in buildings and improvements at March 31, 1995 as compared to December 31, 1994 is primarily due to capitalization of tenant leasehold improvement costs and certain leasing costs at the Century City North Building.

     The decrease in deferred expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the amortization of certain deferred expenses at the Century City North Building.

      The decrease in accrued rents receivable at March 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Century City North over the life of the lease rather than as due per the terms of their respective leases.

     The increase in current portion of long-term debt at March 31, 1995 as compared to December 31, 1994 is due to the Partnership's draws on the second mortgage loan secured by the Century City North Building to pay interest due on this loan (as more fully discussed in Note 3).

     The decrease in note payable at March 31, 1995 as compared to December 31, 1994 is primarily due to principal payments made on the note during the first quarter of 1995 (as more fully discussed in Note 3).

     The increase in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to deferring payment of certain recoverable operating expenses at the Century City North Building due to liquidity considerations as discussed above.

     The increase in accrued interest at March 31, 1995 as compared to December 31, 1994 is primarily due to accruals in accordance with the loan default letter received from the first mortgage lender at the Century City North Building in January of 1995 (as more fully discussed in Note 3).

     The increase in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of real estate taxes at the Century City North Building.

     The decrease in rental income, depreciation, property operating, professional services and general and administrative expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to the disposition of the Dutchess Mall in May of 1994 (as more fully discussed in Note 4).

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to an increase in the average balance of U.S. Government obligations held in 1995.

     The increase in mortgage and other interest for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to accruals in accordance with the loan default letter received from the first mortgage lender at the Century City North Building in January of 1995 (as more fully discussed in Note 3).




PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow could have a material adverse effect on the operations of the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims, as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Note 3 of Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this report for a discussion of the default on the first mortgage loan due to delinquency in and the subsequent suspension of payment of interest due on the first mortgage loan with Aetna Life Insurance secured by the Century City North Office Building.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
Century City North
  Los Angeles, California. .       78%       79%        78%      83%     83%



PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10-A. Acquisition documents relating to the purchase by the Partnership of Century City North Building office building in Los Angeles, California are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-61840) dated November 16, 1978.

            27.   Financial Data Schedule.

            --------------------

      (b) No reports on Form 8-K were required or have been filed for the quarter covered by this report.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - VI

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:May 11, 1995