Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD VI
filed 1995-08-14
CIK 275600

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995  Commission file number 0-9485



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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    15



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . .    19

Item 5.    Other Information . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    21

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                   JUNE 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .     $    66,649        264,327
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .          53,289          9,634
  Rents and other receivables (net of allowance for doubtful
    accounts of $0 in 1995 and $93,208 in 1994). . . . . . . . . . .           1,015        287,683
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .           --           114,165
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . .           --         2,793,451
                                                                         -----------    -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .         120,953      3,469,260
                                                                         -----------    -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         3,383,142
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .           --        68,474,063
                                                                         -----------    -----------
                                                                               --        71,857,205
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .           --        39,870,367
                                                                         -----------    -----------

       Total investment properties, net of accumulated depreciation.           --        31,986,838

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           --         2,215,938
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .           --         8,043,818
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,802         37,802
                                                                         -----------    -----------

                                                                         $   158,755     45,753,656
                                                                         ===========    ===========

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
  Current portion of long-term debt (in default - note 3). . . . . .     $     --       100,196,278
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           --           202,843
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         368,256        669,622
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .           --         9,790,534
                                                                         -----------    -----------
       Total current liabilities . . . . . . . . . . . . . . . . . .         368,256    110,859,277

Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . .       4,899,324      4,907,019
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .           --           496,817
                                                                         -----------    -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . .       5,267,580    116,263,113
                                                                         -----------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       1,299,638        714,396
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,507,073)    (6,507,073)
                                                                        ------------    -----------
                                                                          (5,206,435)    (5,791,677)
                                                                        ------------    -----------
  Limited partners (60,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . .      54,556,949     54,556,949
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .           50,025,835(14,789,555)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (104,485,174)  (104,485,174)
                                                                        ------------    -----------
                                                                              97,610    (64,717,780)
                                                                        ------------    -----------
    Total partners' capital accounts (deficits). . . . . . . . . . .      (5,108,825)   (70,509,457)
                                                                        ------------    -----------
                                                                        $    158,755     45,753,656
                                                                        ============    ===========


                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------  ------------  -----------
Income:
  Rental income. . . . . . . . . . . . . . . .  $  3,033,143    3,848,868     6,454,219    8,338,599
  Interest income. . . . . . . . . . . . . . .        40,822       13,498        64,787       33,389
                                                ------------  -----------  ------------  -----------
                                                   3,073,965    3,862,366     6,519,006    8,371,988
                                                ------------  -----------  ------------  -----------
Expenses:
  Mortgage and other interest. . . . . . . . .     2,192,056    2,950,329     6,497,870    6,248,345
  Depreciation . . . . . . . . . . . . . . . .       231,248      382,947       534,016      864,470
  Property operating expenses. . . . . . . . .     1,260,241    2,074,555     2,585,762    4,145,486
  Professional services. . . . . . . . . . . .        67,001       56,352        72,534      112,590
  Amortization of deferred expenses. . . . . .       102,223      262,865       233,883      390,355
  General and administrative . . . . . . . . .        18,372        8,397        33,166       50,612
                                                ------------  -----------  ------------  -----------
                                                   3,871,141    5,735,445     9,957,231   11,811,858
                                                ------------  -----------  ------------  -----------

       Operating loss. . . . . . . . . . . . .      (797,176)  (1,873,079)   (3,438,225)  (3,439,870)

Venture partners' share of
  venture operations . . . . . . . . . . . . .         --            (548)        --          74,906
                                                ------------  -----------  ------------  -----------
       Net operating earnings (loss) . . . . .      (797,176)  (1,873,627)   (3,438,225)  (3,364,964)
       Gain from disposition of
         investment properties, net of
         venture partners' share of
         gain of $0 in 1995 and $114,899
         in 1994 (notes 3 and 4) . . . . . . .    68,838,857    3,743,348    68,838,857    3,743,348
                                                ------------  -----------  ------------  -----------

       Net earnings. . . . . . . . . . . . . .  $ 68,041,681    1,869,721    65,400,632      378,384
                                                ============  ===========  ============  ===========

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------  ------------  -----------

       Net earnings (loss) per limited
         partnership interest
         (note 1):
          Net operating loss . . . . . . . . .  $     (12.89)      (30.29)       (55.58)      (54.40)
          Gain from disposition
            of investment properties,
            net of venture partners'
            share in 1994. . . . . . . . . . .      1,135.75        61.76      1,135.75        61.76
                                                ------------  -----------  ------------  -----------

                                                $   1,122.86        31.47      1,080.17         7.36
                                                ============  ===========  ============  ===========

       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . .  $      --           --            --           --
                                                ============  ===========  ============  ===========
















                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $ 65,400,632       378,384
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       534,016       864,470
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .       233,883       390,355
    Venture partners' share of venture operations. . . . . . . . . . . .         --           39,993
    Total gain on disposition of investment property . . . . . . . . . .   (68,838,857)   (3,858,247)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .      (239,438)      279,906
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        81,353       386,088
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .       920,078       528,955
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .       444,251       349,637
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     1,106,258      (154,330)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .       871,142        77,310
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .        (7,694)      302,606
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         2,015       (28,361)
                                                                          ------------   -----------
          Net cash provided by (used in) operating activities. . . . . .       507,639      (443,234)
                                                                          ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . .       (53,289)       97,996
  Additions to investment properties . . . . . . . . . . . . . . . . . .      (724,571)      (32,347)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .       (71,045)      (82,886)
                                                                          ------------   -----------
          Net cash used in investing activities. . . . . . . . . . . . .      (848,905)      (17,237)
                                                                          ------------   -----------

                                      JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt (note 3). . . . . . . . . . . . . . . . .       241,423       159,206
  Principal payments on note payable . . . . . . . . . . . . . . . . . .       (97,835)     (117,401)
                                                                          ------------   -----------
          Net cash provided by financing activities. . . . . . . . . . .       143,588        41,805
                                                                          ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . .      (197,678)     (418,666)

          Cash and cash equivalents, beginning of year . . . . . . . . .       264,327     1,026,094
                                                                          ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . . . .  $     66,649       607,428
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  5,385,305     6,011,829
                                                                          ============   ===========
  Non-cash investing and financing activities:
    Deferred expenses payable to affiliates (notes 2 and 5). . . . . . .  $      --          300,435
                                                                          ============   ===========

  Balance due on mortgage notes payable cancelled. . . . . . . . . . . .  $100,437,701    14,243,816
  Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,383,142)   (2,642,045)
  Reduction of buildings and improvements. . . . . . . . . . . . . . . .   (69,198,634)  (23,482,956)
  Reduction of accumulated depreciation. . . . . . . . . . . . . . . . .    40,404,383    15,057,577
  Reduction of accrued interest payable. . . . . . . . . . . . . . . . .    10,661,676     1,235,769
  Reduction of other assets and liabilities. . . . . . . . . . . . . . .   (10,083,127)     (553,914)

          Non-cash gains recognized on dispositions of investment
            properties (notes 3 and 4) . . . . . . . . . . . . . . . . .  $ 68,838,857   $ 3,858,247
                                                                          ============   ===========








                      See accompanying notes to consolidated financial statements.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The effect of these items for the six months ended June 30, 1995 and 1994 is summarized as follows:

                            1995                    1994
               -------------------------  ----------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                  ----------- ----------  ----------   ---------

Net earnings . . .$65,400,632 60,608,855     378,384   1,425,647
Net earnings
 per limited
 partnership
 interest. . . . .$  1,080.17   1,001.10        7.36        8.15
                  =========== ==========     =======   =========

     The net earnings per Interest is based upon the number of Interests outstanding at the end of each period (60,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $173,979 at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain circumstances, the Partnership has been and may be required under applicable law to remit directly to the tax authorities amounts representing withholding related to taxable gains applicable to partners.


(2)  MANAGEMENT AGREEMENTS

     The Century City North Office Building was managed by an assignee of the General Partners for a fee computed as a percentage of certain rents received by the property. The property had previously been managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and it affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Century City North Office Building after the sale on terms similar to those that existed prior to the sale.

     Since 1991, property management fees of approximately $2,052,000 had been deferred by the former affiliated property manager in connection with the Century City North Office Building representing deferrals required in accordance with the modification of the debt secured by the property. In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees related to the Dutchess Mall (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building. The former affiliated property manager also earned commissions in connection with leasing activity at the Century City North Office Building but had deferred the payment of a portion of the commissions otherwise payable pursuant to the Partnership and Management Agreements. On June 9, 1995, as more fully discussed in note 3, the Partnership transferred title to the Century City North Office Building to the first mortgage lender. As of the date of transfer, such deferrals were approximately $2,495,000, of which approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. Due to the transfer of title of the Century City North Office Building to the first mortgage lender in June 1995, it is unlikely that any of these deferred fees or commissions related to Dutchess Mall or Century City North will be paid. (Reference is made to note 3).


(3)  CENTURY CITY NORTH BUILDING

     On June 9, 1995, the Partnership transferred title to the lender as discussed below.

     In October 1985, the Partnership refinanced the existing mortgage debt secured by the Century City North Building, which had a balance at the date of refinancing of $18,221,662, with a non-recourse first mortgage loan originally due November 1, 1990, in the amount of $92,000,000. The Partnership received net refinancing proceeds of approximately $72,463,000 (after retirement of the existing mortgage debt and payment of certain other related costs). In October 1991, the first mortgage loan was modified, effective November 1, 1990, to extend the maturity date to November 1, 1995 and to temporarily provide reduced interest only pay rates from the 10.875% contract rate.


                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The lender was also entitled to receive contingent interest based upon a formula (as defined) ranging from $5,000,000 to $8,000,000. For financial reporting purposes, based on a notice of default received from the first mortgage lender in January 1995, as more fully discussed below, the Partnership had determined that $5,000,000 in additional interest was due. Such amount is reflected in accrued interest in the consolidated financial statements at December 31, 1994 and in the gain on disposition at June 30, 1995. In addition, the Partnership determined that approximately $3,973,387 in late fees and prepayment penalties were due in accordance with the debt agreement. The Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated balance sheet at December 31, 1994) any cash flow produced by the property, after payment of modified debt service, for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. In addition, the property management fee was required to be deferred until the first mortgage was repaid in full. The debt service reduction period expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing in the building was achieved. The lender did not grant any additional debt service relief, but allowed a portion of the funds previously escrowed, plus interest thereon, to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents. In March of 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender.

     The Partnership had been exploring the possibility of selling its interest in the building. The Los Angeles office building market is depressed at the present time and the building had a considerable amount of vacancy. In view of the extremely competitive nature of the marketplace, releasing costs (including the downtime to locate new tenants) were expected to continue to be high. Because the Partnership's and the property's reserves had been virtually exhausted, the Partnership was delinquent in the payment of its November and December of 1994 scheduled debt service and, as of January 1, 1995, had suspended all payments of the scheduled debt service on the first mortgage loan. Accordingly, in January 1995, the Partnership received a notice of default from the first mortgage lender. In May of 1995, the first mortgage lender notified the Partnership that it had decided to acquire title to the property. On June 9, 1995, the property was transferred to the lender through a deed in lieu of foreclosure and the remaining balance in the restricted funds account was applied against the outstanding principal balance of the loan.

     As a result of the transfer to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $68,838,857 and expects to recognize a gain of approximately $62,145,000 for Federal income tax purposes during 1995 with no corresponding distributable proceeds. It is anticipated that the Partnership will terminate its affairs in 1995.
The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In October 1991, an agreement was reached whereby an existing unsecured line of credit was converted to a non-recourse second mortgage in an amount not to exceed $7,000,000, secured by the Century City North Building and due November 1, 1995. At the disposition date, June 9, 1995, $5,794,745 ($241,423 in 1995) had been funded thereunder. Interest was paid at an adjustable rate (approximately 8.63% at the disposition date, June 9, 1995). The Partnership was previously allowed to draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which may have been incurred.

     Significant capital improvements continued to be required at the Century City North Building in order to comply with local fire, life and safety code regulations as well as for tenant improvement costs being incurred to retain and procure tenants in what had become an extremely competitive market. At the disposition date, June 9, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. These costs were anticipated to continue over the next several years until the entire building conformed to such regulations. Though the Partnership had been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there were no assurances that any future extensions would have been granted.

     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership was to pay to the tenant a negotiated amount, initially $469,605 (reflected as notes payable in the accompanying consolidated balance sheet at December 31, 1994) in monthly installments of principal and interest through November 1995. The balance remaining at the disposition date, June 9, 1995, was $105,009 and assumed by the lender at the transfer date.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow could have a material adverse effect on the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated financial statements.

(4)  VENTURE AGREEMENT - DUTCHESS MALL

     On May 13, 1994, Dutchess transferred title to the lender as discussed below.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership owned a 90% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. A 10% interest in Fishkill was owned by JMB Income Properties, Ltd. - V, a partnership sponsored by the managing general partner of the Partnership. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the current mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Upon expiration of the standstill agreement, interest on the mortgage was accrued at a default rate of 18% as opposed to the contract rate of 13.75% in 1993. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender. However, pursuant to the agreement to transfer title, the management agreement with the affiliate of the general partners of the Partnership was assigned to the lender and therefore such affiliate continues to manage the property on the lender's behalf.

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or its ventures to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        June 30,
                                   1995       1994        1995
                                  ------    -------   -----------
Property management
  and leasing fees . . . . .      $ --      376,126   4,899,324
Insurance commissions. . . .        --       32,209       --
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . . .       5,891      5,603       --
                                  ------    -------   ---------

                                  $5,891    413,938   4,899,324
                                  ======    =======   =========

     An affiliate of the General Partners had deferred receipt of certain property leasing commissions and management fees, as discussed in notes 2 and 3. The amounts deferred (approximately $82 per Interest) do not bear interest and it is unlikely that any of these will be paid.



                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain contract services at the Century City North Building. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership through the date of disposition of the property were approximately $44,000, all of which relate to previously existing contracts and all of which have been paid.


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 3) have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     As the Partnership has no remaining property, and its liabilities exceed its remaining assets, there is substantial doubt as to the Partnership's ability to continue as a going concern (see Note 3 and the Century City North disclosure below). It is anticipated that the Partnership will terminate their affairs in 1995. The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

     At June 30, 1995, the Partnership had cash and cash equivalents of approximately $67,000. Such funds and short-term investments of approximately $53,000 will be exhausted during the dissolution of the Partnership.

     Dutchess Mall

     Dutchess had cumulatively operated at a deficit and was expected to operate at a deficit in the future due to the substantial releasing costs required. Dutchess, during 1993, had been actively negotiating with the first mortgage lender to seek a modification of the terms of its mortgage loan to provide the funds necessary for a much needed renovation of the center. Efforts to lease and remerchandise the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender.

     As a result of the 1994 transfer to the lender as discussed above and in Note 4, Dutchess no longer had an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which the Partnership's share was $3,743,348) and recognized a gain of $3,558,767 (of which the Partnership's share was $3,471,747) for Federal income tax purposes during 1994 with no corresponding distributable proceeds.

     Century City North

     At the time title to the property was transferred to the lender, occupancy at the Century City North Building increased to 88%. The market in which the Century City North Building is located is extremely competitive due to increased amounts of vacant space available. This had resulted in the Partnership offering increased concessions to compete with other buildings in order to attract new tenants. In 1993, a major tenant (approximately 47,200 square feet or 8% of the building's leasable space) vacated its space prior to its scheduled lease expiration. The Partnership was entitled to receive rent pursuant to the terms of the tenant's lease through October 1997. However, the Partnership reached an agreement with the tenant whereby the lease obligation was terminated in return for a $5,000,000 payment to the Partnership. $2,500,000 of such payment was remitted to the first mortgage lender as a paydown of the mortgage loan balance. As of the disposition date, June 9, 1995, the Partnership had $1,873,373 on deposit in an escrow account which was reserved for future leasing costs attributable to the vacated space, unless expressly approved for other uses by the lender. While the escrowed funds enabled the Partnership to proceed with releasing portions of this particular space, the overall loss of revenue from this space in 1993 had made it difficult for the Partnership to release other vacant space in the building. Additionally, during the first quarter of 1994, another major tenant (approximately 22,900 square feet or 4% of the building's leasable space) was forced into involuntary bankruptcy by its creditors. Accordingly, the receivables which were due from this tenant have been excluded from the accompanying consolidated financial statements at December 31, 1994. The loss of revenue from these situations had resulted in the delinquency of payment of the November and December of 1994 scheduled debt service and the suspension of the payment of scheduled debt service on the first mortgage in January 1995. In January 1995, the Partnership received a notice of default and acceleration from the first mortgage lender. In March 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender. The remaining restricted funds in the above account were applied by the lender toward the payment of debt service. On June 9, 1995, the property was transferred to the lender.

     As a result of the transfer to the lender as discussed above, the Partnership no longer has an ownership interest in the property and has recognized a gain for financial reporting purposes of $68,838,857 and expects to recognize a gain of approximately $62,145,000 for Federal income tax purposes during 1995 with no corresponding distributable proceeds.

     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership was to pay to the tenant a negotiated amount, initially $469,605, (reflected as note payable in the accompanying consolidated financial statement at December 31, 1994) in monthly installments of principal and interest through November 1995. The balance remaining at the disposition date, June 9, 1995, was $105,009 and assumed by the lender at the transfer date.

     Significant capital improvements continued to be required at the Century City North Building in order to comply with local fire, life and safety code regulations (that have changed since the property's original purchase) as well as for tenant improvement costs incurred to retain and procure tenants in what has become an extremely competitive market. At the disposition date, June 9, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. These costs were expected to continue over the next several years until the entire building conformed to such regulations. Though the Partnership had been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there were no assurances that any future extensions would be granted. Due to the lack of significant cash reserves to pay for these anticipated costs, the Partnership, in October 1991, executed a modification of the first mortgage loan on the Century City North Building which reduced debt service requirements through November 1, 1993.
According to the terms of the modification (which expired November 1, 1993), the Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated financial statements at December 31, 1994) any cash flow produced by the property, after the payment of modified debt service for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. The debt service reduction period had expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing of the building was achieved. The lender did not grant any additional debt service relief, but allowed the funds previously escrowed to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents (see
Note 3). Additionally, the Partnership, in October 1991, converted an unsecured line of credit to a non-recourse second mortgage secured by the Century City North Building (see Note 3). Interest was paid on this mortgage at an adjustable rate (approximately 8.63% at the disposition date, June 9, 1995). The Partnership was only allowed to draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which had been incurred.

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

     General

     As discussed in Note 4, the lender acquired title to the Dutchess Mall investment property in the second quarter of 1994. In addition, as discussed above and in Note 3, the lender acquired title to the Century City North Office Building on June 9, 1995. It is anticipated that the Partnership will terminate its affairs in 1995.

     Commencing in 1990, the former property manager, an affiliate of the General Partners, deferred the payment of a portion of the leasing commissions related to the Century City North Building otherwise payable pursuant to the Partnership Agreement. Such affiliate also began to defer property management fees in 1991. Through November 1994, the affiliate had deferred the receipt of leasing fees of approximately $2,495,000 in connection with leasing activity at the Century City North Office Building.

Of this amount, approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. In addition, through November 1994 property management fees of approximately $2,052,000 had been deferred by the former affiliated property manager since 1991 in connection with the Century City North Office Building. This amount represented deferrals in accordance with the modification of the debt secured by the property (see
Note 3). In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building as discussed above. However, due to the transfer of title to the Century City North Office Building to the lender on June 9, 1995, as further described in Note 3, it is unlikely that any of these deferred fees or commissions related to Dutchess Mall or the Century City North Office Building will be paid. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party, as more fully discussed in Note 2. As a result of this transaction, effective December 1994, the Century City North Office Building is managed by the unaffiliated third party on terms similar to those of the former property manager.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, rents and other receivables, prepaid expenses, escrow deposits, land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, current portion of long-term debt, notes payable, accounts payable, accrued interest and tenant security deposits at June 30, 1995 as compared to December 31, 1994 is due primarily to the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 3).

     The increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of maturity of the Partnership's investments in U.S. Government obligations. Reference is made to Note 1.

     The decrease in rental income, depreciation, property operating expenses and amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due primarily to the disposition of the Dutchess Mall in May of 1994 and the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Notes 3 and 4).

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due primarily to an increase in the average balance of U.S. Government obligations held in 1995.

     The increase in mortgage and other interest for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is due primarily to accruals in accordance with the loan default letter received from the first mortgage lender at the Century City North Building in January of 1995 (as more fully discussed in Note 3). The decrease in mortgage and other interest for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is due primarily to the disposition of the Century City North Office Building on June 9, 1995.

     The increase in professional services for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is due primarily to fees incurred during the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 3).

     The decrease in professional services for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is due primarily to fees incurred during the disposition of the Dutchess Mall in May of 1994 (as more fully discussed in Note 4).

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

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
Century City North
  Los Angeles, California. .       78%       79%        78%      83%     83%     N/A

----------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10-A. Acquisition documents relating to the purchase by the Partnership of Century City North Building office building in Los Angeles, California are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-61840) dated November 16, 1978.

            10-B Partnership Grant Deed dated May 31, 1995 by and between JMB Income Properties, Ltd. VI, an Illinois limited partnership, and Century City North, L.L.C., a Delaware limited liability company, is filed herewith.

            27.   Financial Data Schedule.

            --------------------

      (b) The following report on Form 8-K was filed for the quarter covered by this report.

                 The Partnership's report dated June 23, 1995 on Form 8-K for June 9, 1995 describing the disposition of Century City North Office Building and exhibit thereto is hereby incorporated herein by reference.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - VI

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 9, 1995