Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD VI
filed 1995-11-14
CIK 275600

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file number 0-9485



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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . .    14



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . .    18

Item 5.    Other Information . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    20

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                      -------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .    $     27,205        264,327
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .           --             9,634
  Rents and other receivables (net of allowance for doubtful
    accounts of $93,208 in 1994) . . . . . . . . . . . . . . . . . .           --           287,683
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .           --           114,165
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . .           --         2,793,451
                                                                         -----------    -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .          27,205      3,469,260
                                                                         -----------    -----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         3,383,142
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .           --        68,474,063
                                                                         -----------    -----------
                                                                                         71,857,205
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .           --        39,870,367
                                                                         -----------    -----------

       Total investment properties, net of accumulated depreciation.           --        31,986,838

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           --         2,215,938
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .           --         8,043,818
Other deferred assets. . . . . . . . . . . . . . . . . . . . . . . .          37,802         37,802
                                                                         -----------    -----------

                                                                         $    65,007     45,753,656
                                                                         ===========    ===========

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                       -------------    -----------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . .     $     --       100,196,278
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           --           202,843
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         403,652        669,622
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .           --         9,790,534
                                                                         -----------    -----------
       Total current liabilities . . . . . . . . . . . . . . . . . .         403,652    110,859,277

Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . .       4,899,324      4,907,019
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .           --           496,817
                                                                         -----------    -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . .       5,302,976    116,263,113
                                                                         -----------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       1,295,764        714,396
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,507,073)    (6,507,073)
                                                                        ------------    -----------
                                                                          (5,210,309)    (5,791,677)
                                                                        ------------    -----------
  Limited partners (60,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . .      54,556,949     54,556,949
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .           49,900,565(14,789,555)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (104,485,174)  (104,485,174)
                                                                        ------------    -----------
                                                                             (27,660)   (64,717,780)
                                                                        ------------    -----------
    Total partners' capital accounts (deficits). . . . . . . . . . .      (5,237,969)   (70,509,457)
                                                                        ------------    -----------
                                                                        $     65,007     45,753,656
                                                                        ============    ===========


                      See accompanying notes to consolidated financial statements.

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------  ------------  -----------
Income:
  Rental income. . . . . . . . . . . . . . . .  $      --       3,447,070     6,454,219   11,785,669
  Interest income. . . . . . . . . . . . . . .           760       23,483        65,547       56,872
                                                ------------  -----------  ------------  -----------
                                                         760    3,470,553     6,519,766   11,842,541
                                                ------------  -----------  ------------  -----------
Expenses:
  Mortgage and other interest. . . . . . . . .         --       2,672,986     6,497,870    8,921,331
  Depreciation . . . . . . . . . . . . . . . .         --         299,150       534,016    1,163,620
  Property operating expenses. . . . . . . . .         --       1,154,691     2,585,762    5,300,177
  Professional services. . . . . . . . . . . .       115,830       27,979       188,364      140,569
  Amortization of deferred expenses. . . . . .         --         133,535       233,883      523,890
  General and administrative . . . . . . . . .        14,074       14,358        47,240       64,970
                                                ------------  -----------  ------------  -----------
                                                     129,904    4,302,699    10,087,135   16,114,557
                                                ------------  -----------  ------------  -----------

       Operating loss. . . . . . . . . . . . .      (129,144)    (832,146)   (3,567,369)  (4,272,016)

Venture partners' share of
  venture operations . . . . . . . . . . . . .         --           --            --          74,906
                                                ------------  -----------  ------------  -----------
       Net operating earnings (loss) . . . . .      (129,144)    (832,146)   (3,567,369)  (4,197,110)
       Gain from disposition of
         investment properties, net of
         venture partners' share of
         gain of $114,899 in 1994
         (notes 3 and 4) . . . . . . . . . . .         --           --       68,838,857    3,743,348
                                                ------------  -----------  ------------  -----------

       Net earnings (loss) . . . . . . . . . .  $   (129,144)    (832,146)   65,271,488     (453,762)
                                                ============  ===========  ============  ===========
                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------  ------------  -----------

       Net earnings (loss) per limited
         partnership interest
         (note 1):
          Net operating loss . . . . . . . . .  $      (2.09)      (13.45)       (57.67)      (67.84)
          Gain from disposition
            of investment properties,
            net of venture partners'
            share in 1994. . . . . . . . . . .         --           --         1,135.75        61.76
                                                ------------  -----------  ------------  -----------

                                                $      (2.09)      (13.45)     1,078.08        (6.08)
                                                ============  ===========  ============  ===========

       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . .  $      --           --            --           --
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

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $ 65,271,488      (453,762)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       534,016     1,163,620
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .       233,883       523,890
    Venture partners' share of venture operations. . . . . . . . . . . .         --           39,993
    Total gain on disposition of investment property . . . . . . . . . .   (68,838,857)   (3,858,247)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .      (238,423)      357,012
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        81,353       203,436
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .       920,078       506,014
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . .       444,251       553,099
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     1,141,654       (55,096)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .       871,142        77,310
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . .         --          145,503
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .        (7,694)      466,430
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         2,015       (84,536)
                                                                          ------------   -----------
          Net cash provided by (used in) operating activities. . . . . .       414,906      (415,334)
                                                                          ------------   -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . .         --          (50,215)
  Additions to investment properties . . . . . . . . . . . . . . . . . .      (724,571)      (27,789)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .       (71,045)     (220,622)
                                                                          ------------   -----------
          Net cash used in investing activities. . . . . . . . . . . . .      (795,616)     (298,626)
                                                                          ------------   -----------

                                    JMB INCOME PROPERTIES, LTD. - VI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt (note 3). . . . . . . . . . . . . . . . .       241,423       254,074
  Principal payments on note payable . . . . . . . . . . . . . . . . . .       (97,835)     (176,102)
  Contribution from venture partner. . . . . . . . . . . . . . . . . . .         --           39,124
  Distribution to venture partner. . . . . . . . . . . . . . . . . . . .         --             (252)
                                                                          ------------   -----------
          Net cash provided by financing activities. . . . . . . . . . .       143,588       116,844
                                                                          ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . .      (237,122)     (597,116)

          Cash and cash equivalents, beginning of year . . . . . . . . .       264,327     1,026,094
                                                                          ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . . . . .  $     27,205       428,978
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  5,385,305     8,844,021
                                                                          ============   ===========
  Non-cash investing and financing activities:
    Deferred expenses payable to affiliates (notes 2 and 5). . . . . . .  $      --          477,980
                                                                          ============   ===========

  Balance due on mortgage notes payable cancelled. . . . . . . . . . . .  $100,437,701    14,243,816
  Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,383,142)   (2,642,045)
  Reduction of buildings and improvements. . . . . . . . . . . . . . . .   (69,198,634)  (23,482,956)
  Reduction of accumulated depreciation. . . . . . . . . . . . . . . . .    40,404,383    15,057,577
  Reduction of accrued interest payable. . . . . . . . . . . . . . . . .    10,661,676     1,235,769
  Reduction of other current and long-term assets and liabilities. . . .   (10,083,127)     (553,914)
                                                                          ------------   -----------
          Non-cash gains recognized on dispositions of investment
            properties (notes 3 and 4) . . . . . . . . . . . . . . . . .  $ 68,838,857     3,858,247
                                                                          ============   ===========






                      See accompanying notes to consolidated financial statements.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Fishkill Associates
("Fishkill"), which owned Dutchess Mall investment property until it was transferred to the mortgage lender in May of 1994 (see note 4). The effect of all transactions between the Partnership and the venture have been eliminated in the accompanying consolidated financial statements.

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

Such adjustments are not recorded on the records of the Partnership. The effect of these items for the nine months ended September 30, 1995 and 1994 is summarized as follows:

                            1995                    1994
               -------------------------  ----------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                  ----------- ----------  ----------   ---------

Net earnings . . .$65,271,488 60,479,711    (453,762)    926,711
Net earnings
 per limited
 partnership
 interest. . . . .$  1,078.80     999.01       (6.08)      15.04
                  =========== ==========    ========     =======

     The net earnings per Interest is based upon the number of Interests outstanding at the end of each period (60,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $173,979 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  MANAGEMENT AGREEMENTS

     The Century City North Office Building was managed by an assignee of the General Partners for a fee computed as a percentage of certain rents received by the property. The property had previously been managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Century City North Office Building after the sale on terms similar to those that existed prior to the sale.

     Since 1991, property management fees of approximately $2,052,000 had been deferred at the Century City North Office Building representing deferrals required in accordance with the modification of the debt (note 3) secured by the property. In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees related to the Dutchess Mall (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building. The former affiliated property manager also earned commissions in connection with leasing activity at the Century City North Office Building but had deferred the payment of a portion of the commissions otherwise payable pursuant to the Partnership and Management Agreements. On June 9, 1995, as more fully discussed in note 3, the Partnership transferred title to the Century City North Office Building to the first mortgage lender. As of the date of transfer, such deferrals were approximately $2,495,000, of which approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. Due to the transfer of title of the Century City North Office Building to the first mortgage lender in June 1995, it is unlikely that any of these deferred fees or commissions related to Dutchess Mall or Century City North will be paid.


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

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The first mortgage loan, in addition to periodic interest at 10.875% provided for contingent interest based upon a formula (as defined) ranging from $5,000,000 to $8,000,000. For financial reporting purposes, based on the notice of default, the Partnership had determined that $5,000,000 in additional interest was due. Such amount was reflected in accrued interest in the consolidated financial statements at December 31, 1994 and in the gain on disposition at June 30, 1995. In addition, the Partnership determined that approximately $3,973,387 in late fees and prepayment penalties were due in accordance with the debt agreement. The Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated balance sheet at December 31, 1994) any cash flow produced by the property, after payment of modified debt service, for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. In addition, the property management fee was required to be deferred until the first mortgage was repaid in full. The debt service reduction period expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing in the building was achieved. The lender did not grant any additional debt service relief, but allowed a portion of the funds previously escrowed, plus interest thereon, to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents. In March of 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender.

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

     In October 1991, an agreement was reached whereby an existing unsecured line of credit was converted to a non-recourse second mortgage in an amount not to exceed $7,000,000, secured by the Century City North Building and due November 1, 1995. At the disposition date, June 9, 1995, $5,794,745 ($241,423 in 1995) had been funded thereunder. Interest was paid at an adjustable rate (approximately 8.63% at the June 9, 1995 disposition date). The Partnership was previously allowed to draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which may have been incurred. This loan was extinguished without payment upon the acquisition of title to the property by the first mortgage lender.

                  JMB INCOME PROPERTIES, LTD. - VI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership was to pay to the tenant a negotiated amount, initially $469,605 (reflected as notes payable in the accompanying consolidated balance sheet at December 31, 1994) in monthly installments of principal and interest through November 1995. The balance remaining at the disposition date, June 9, 1995, was $105,009 which was assumed by the first mortgage lender at the transfer date.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow will likely deplete any remaining assets held by the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated financial statements.


(4)  VENTURE AGREEMENT - DUTCHESS MALL

     On May 13, 1994, Dutchess transferred title to the lender as discussed below.

     The Partnership owned a 90% interest in Fishkill, which owned an 80% interest in Dutchess Mall Associates ("Dutchess"), the former owner of Dutchess Mall located in Fishkill, New York. A 10% interest in Fishkill was owned by JMB Income Properties, Ltd. - V, a partnership sponsored by the managing general partner of the Partnership. Dutchess had been actively negotiating with the first mortgage lender to seek a modification of the terms of the mortgage loan to provide the funds necessary for a much needed renovation of the center. During 1993, Dutchess received a notice of default and acceleration from the first mortgage lender. In this regard, Dutchess and the lender reached a six-month standstill agreement (which expired on July 31, 1993) whereby Dutchess proceeded with an aggressive leasing and remerchandising program in order to re-position the mall to better compete within its market. Pursuant to the terms of the agreement, Dutchess had remitted the monthly net cash flow (as defined) to the lender as debt service. Upon expiration of the standstill agreement, interest on the mortgage was accrued at a default rate of 18% as opposed to the contract rate of 13.75% in 1993. Efforts to lease the center did not meet with lender approval and on May 13, 1994 the property was transferred to the lender. However, pursuant to the agreement to transfer title, the management agreement with the affiliate of the general partners of the Partnership was assigned to the lender and therefore such affiliate continues to manage the property on the lender's behalf.

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or its ventures to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                       Unpaid at
                                                     September 30,
                                   1995       1994        1995
                                  ------    -------  -------------
Property management
  and leasing fees . . . . .      $ --      553,580     4,899,324
Insurance commissions. . . .        --       25,000         --
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . . .       6,423      3,333         --
                                  ------    -------     ---------

                                  $6,423    581,913     4,899,324
                                  ======    =======     =========

     An affiliate of the General Partners had deferred receipt of certain property leasing commissions and management fees, as discussed in notes 2 and 3. The amounts deferred (approximately $82 per Interest) do not bear interest and it is unlikely that any of these will be paid.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

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


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 3) have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     As the Partnership has no remaining property, and its liabilities exceed its remaining assets, it is not expected that the Partnership will be able to continue as a going concern (see Note 3 and the Century City North disclosure below). It is anticipated that the Partnership will terminate its affairs in 1995; however, the existence of the Holwick litigation discussed below may extend this timetable. The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

     At September 30, 1995, the Partnership had cash and cash equivalents of approximately $27,000. Such funds will be exhausted during the dissolution of the Partnership.

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

     Century City North

     At the time title to the property was transferred to the first mortgage lender, occupancy at the Century City North Building increased to 88%. The market in which the Century City North Building is located is extremely competitive due to increased amounts of vacant space available. This had resulted in the Partnership offering increased concessions to compete with other buildings in order to attract new tenants. As of the disposition date, June 9, 1995, the Partnership had $1,873,373 on deposit in an escrow account which was reserved for future leasing costs attributable to vacated space, unless expressly approved for other uses by the lender. Additionally, during the first quarter of 1994, another major tenant (approximately 22,900 square feet or 4% of the building's leasable space) was forced into involuntary bankruptcy by its creditors. Accordingly, the receivables which were due from this tenant have been excluded from the accompanying consolidated financial statements at December 31, 1994. The loss of revenue from these situations had resulted in the delinquency of payment of the November and December of 1994 scheduled debt service and the suspension of the payment of scheduled debt service on the first mortgage in January 1995. In January 1995, the Partnership received a notice of default and acceleration from the first mortgage lender. In March 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender. The remaining restricted funds in the above account were applied by the lender toward the payment of debt service. On June 9, 1995, the property was transferred to the lender.

     As a result of the transfer to the lender as discussed above, the Partnership no longer has an ownership interest in the property and has recognized a gain for financial reporting purposes of $68,838,857 and expects to recognize a gain of approximately $62,145,000 for Federal income tax purposes during 1995 with no corresponding distributable proceeds.

     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership was to pay to the tenant a negotiated amount, initially $469,605, (reflected as note payable in the accompanying consolidated financial statement at December 31, 1994) in monthly installments of principal and interest through November 1995. The balance remaining at the disposition date, June 9, 1995, was $105,009 and assumed by the first mortgage lender at the transfer date.

     Significant capital improvements continued to be required at the Century City North Building in order to comply with local fire, life and safety code regulations (that have changed since the property's original purchase) as well as for tenant improvement costs incurred to retain and procure tenants in what has become an extremely competitive market. At the disposition date, June 9, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. These costs were expected to continue over the next several years until the entire building conformed to such regulations. Though the Partnership had been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there were no assurances that any future extensions would be granted. Due to the lack of significant cash reserves to pay for these anticipated costs, the Partnership, in October 1991, executed a modification of the first mortgage loan on the Century City North Building which reduced debt service requirements through November 1, 1993.
According to the terms of the modification (which expired November 1, 1993), the Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated financial statements at December 31, 1994) any cash flow produced by the property, after the payment of modified debt service for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. The debt service reduction period had expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing of the building was achieved. The lender did not grant any additional debt service relief, but allowed the funds previously escrowed to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents (see
Note 3). Additionally, the Partnership, in October 1991, converted an unsecured line of credit to a non-recourse second mortgage secured by the Century City North Building (see Note 3). Interest was paid on this mortgage at an adjustable rate (approximately 8.63% at the disposition date, June 9, 1995). The Partnership was only allowed to draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which had been incurred. This loan was extinguished without payment upon the acquisition of the property by the first mortgage lender.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow will likely deplete any remaining assets held by the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated balance sheets.

     General

     As discussed in Note 4, the lender acquired title to the Dutchess Mall investment property in the second quarter of 1994. In addition, as discussed above and in Note 3, the lender acquired title to the Century City North Office Building on June 9, 1995. It is anticipated that the Partnership will terminate its affairs in 1995. However, the existence of the Holwick litigation discussed above may extend this timetable.

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

Of this amount, approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. In addition, through November 1994 property management fees of approximately $2,052,000 had been deferred by the former affiliated property manager since 1991 in connection with the Century City North Office Building. This amount represented deferrals in accordance with the modification of the debt secured by the property (see
Note 3). In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building as discussed above. However, due to the transfer of title to the Century City North Office Building to the lender on June 9, 1995, as further described in Note 3, there are insufficient Partnership funds to pay any of these deferred fees or commissions related to Dutchess Mall or the Century City North Office Building.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments, rents and other receivables, prepaid expenses, escrow deposits, land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, current portion of long-term debt, notes payable, accounts payable, accrued interest and tenant security deposits at September 30, 1995 as compared to December 31, 1994 is due primarily to the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 3).

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to the disposition of the Dutchess Mall in May of 1994 and the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 3).

     The increase in interest income for the nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to an increase in the average balance of U.S. Government obligations held in 1995 prior to the disposition of the Century City North Office Building in June of 1995.

     The increase in professional services for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to fees incurred during the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 3) and legal fees related to the lawsuit entitled Holwick, Inc. v. JMB/1888 Partners, ET.AL. (as discussed in note 3).

     The gain from disposition of investment properties for the nine months ended September 30, 1995 is related to the disposition of the Century City North Office Building in June of 1995 (as discussed in Note 3).

     The venture partners' share of venture operations and gain from disposition of investment properties for the nine months ended September 30, 1995 is related to the disposition of the Dutchess Mall in May of 1994 (as discussed in Note 4).

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow would likely deplete any remaining assets held by the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of $246,256 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims, as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1.  Century City North
      Los Angeles,
      California . . . . . .       78%       79%        78%      83%     83%     N/A     N/A
2.  Dutchess Mall
      Fishkill,
      New York . . . . . . .       83%       N/A        N/A      N/A     N/A     N/A     N/A

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

            10-B Partnership Grant Deed dated May 31, 1995 by and between JMB Income Properties, Ltd. VI, an Illinois limited partnership, and Century City North, L.L.C., a Delaware limited liability company is hereby incorporated herein by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-9485) dated August 9, 1995.

            27.   Financial Data Schedule.

            --------------------

      (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - VI

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:November 9, 1995