Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD VI
filed 1996-03-29
CIK 275600

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                     Commission file 0-9485


                   JMB INCOME PROPERTIES, LTD. - VI
        (Exact name of registrant as specified in its charter)


              Illinois                   36-2936728
     (State of organization)  (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois     60611
(Address of principal executive office)   (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
Title of each class                         which registered
-------------------                        ------------------------

         None                                         None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None








                           TABLE OF CONTENTS



                                                         Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Property . . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
               Vote of Security Holders . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
               Limited Partnership Interests and
               Related Security Holder Matters. . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations. . . . . . . . . . .   9

Item 8.      Financial Statements and
               Supplementary Data . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . .  31


PART III

Item 10.     Directors and Executive Officers
               of the Partnership . . . . . . . . . . . .  31

Item 11.     Executive Compensation . . . . . . . . . . .  34

Item 12.     Security Ownership of Certain
               Beneficial Owners and Management . . . . .  35

Item 13.     Certain Relationships and
               Related Transactions . . . . . . . . . . .  36


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K. . . . . . . . . .  36


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  38








                                   i


                                PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd.-VI (the "Partnership"), is a limited partnership formed in late 1977 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $60,000,000 in limited partnership interests (the "Interests") commencing on November 16, 1978 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-61840). A total of 60,000 Interests were sold to the public at $1,000 per Interest. The offering closed on May 31, 1979. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. As of June 9, 1995, all of the Partnership's real estate investments have been sold or disposed as more fully described in Item 7 below. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. At sale or disposition of a particular property, the proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than November 30, 2027. However, the Partnership has been liquidated for Federal income tax purposes because, as of December 31, 1995, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to that date. As more fully described in Item 3 below, the Partnership is subject to a pending lawsuit which has caused a delay in the legal termination of the Partnership. The Partnership's only activity at this time is the conduct of its defense in the pending lawsuits. (The Partnership may also pursue certain legal remedies for the collection of certain of the receivables owed to it by the non-resident alien limited partners). Future operations, including any adverse effect of a resolution of the pending lawsuit, will be fully allocable to the General Partners of the Partnership. Therefore, subsequent to December 31, 1995, there will be no further allocations of income or loss for financial reporting or Federal income tax purposes or any further cash distributions to the Limited Partners. Upon the resolution of the pending lawsuit, the affairs of the Partnership are expected to be wound-up as soon as practicable.

     The Partnership has made the real property investments set forth in the following table:





Name, Type of Property                          Date of          Sale or
    and Location                Size           Purchase       Disposal Date      Type of Ownership
----------------------     --------------      --------     -----------------    -----------------
1.  Beltline Mall
     shopping center
     Decatur, Alabama .    330,000 sq. ft.     11-16-77          1-21-88         fee ownership of land
                               g.l.a.                                            and improvements

                                                                    (through joint

                                                                    venture partnership)
2.  Century City
     North Building
     office building
     Los Angeles,
     California . . . .    606,500 sq. ft.      8-11-78          6-9-95          fee ownership of land

                               n.r.a.                                            and improvements (b)
3.  Dutchess Mall
     shopping center
     Fishkill,
     New York . . . . .    373,000 sq. ft.     10-31-79          5-13-94         fee ownership of land
                               g.l.a.                                            and improvements (through
                                                                                 joint venture partnership)
                                                                                 (a)(b)
4.  Laurel Centre Mall
     shopping center
     Laurel, Maryland .    382,000 sq. ft.      1-25-80          12-1-86         fee ownership of land
                               g.l.a.                                            and improvements
                                                                                 (through joint
                                                                                 venture partnership)
5.  Hills Plaza
     shopping center
     Decatur, Alabama .    90,000 sq. ft.       3-26-80          1-21-88         fee ownership of land

                               g.l.a.                                            and improvements
6.  Huron Mall
     (Phase II)
     shopping center
     Huron,
     South Dakota . . .    155,000 sq. ft.      5-1-80           1-21-88         fee ownership of
                               g.l.a.                                            improvements and
                                                                                 ground leasehold
                                                                                 interest in land



---------------

  (a) Reference is made to Note 3 filed with this annual report for a description of the joint venture partnership through which the Partnership had made this real property investment.

  (b) The lender realized upon its security and took title to the property. Reference is made to Notes 2 and 3 filed with this annual report.



     On June 9, 1995, the lender realized upon its security in the Century City North Office Building. Such transaction was described in the Partnership's Report on Form 8-K (File No. 0-9485) dated June 23, 1995, which is hereby incorporated herein by reference. Reference is also made to Note 2 filed with this annual report for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTY

     The Partnership owned directly the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:

                                                             1994                      1995
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
Century City North Building
  Los Angeles, California . .  Travel Industry       78%   79%    78%    83%   83%    N/A   N/A    N/A

--------------------

     An "N/A" indicates that the property was disposed and was not owned by the Partnership at the end of the quarter.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow would likely deplete any remaining assets of the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of approximately $246,300 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractor's claims which are reflected in accounts payable in the accompanying consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1994.



                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
             AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 5,748 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. As of December 31, 1995, the Partnership terminated its affairs for Federal income tax purposes. As no further distributions or allocations of income or loss will be made to the limited partners, a discussion of procedures for the transfer of interests, which has been provided in earlier reports, is no longer relevant.

     Reference is made to Item 6 below for a discussion of cash distri-butions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - VI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1995          1994           1993         1992          1991
                          ------------- -------------   -----------  ------------  ------------

Total income. . . . . . .  $  6,519,916    15,179,637    24,281,549    21,811,172    22,967,473
                           ============  ============   ===========   ===========   ===========
Operating earnings
 (loss) . . . . . . . . .  $ (3,875,114)  (13,567,411)      332,221    (4,957,479)   (1,208,431)
Venture partners' share
 of venture operations. .         --           74,906       189,754        97,268        83,231
                           ------------  ------------   -----------   -----------   -----------
Net operating earnings
 (loss) . . . . . . . . .    (3,875,114)  (13,492,505)      521,975    (4,860,211)   (1,125,200)
                           ------------  ------------   -----------   -----------   -----------
Gain on disposition of
 investment properties,
 net of venture partners'
 share in 1994. . . . . .    68,838,857     3,743,348         --            --            --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $ 64,963,743    (9,749,157)      521,975    (4,860,211)   (1,125,200)
                           ============  ============   ===========   ===========   ===========
Net earnings (loss) per
 Interest (b):
  Net operating earnings
   (loss) . . . . . . . .  $     (55.30)      (218.11)         8.44       (78.57)        (18.19)
  Gain on disposition of
   investment properties,
   net of venture partners'
   share in 1994. . . . .      1,133.84         61.76         --            --            --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss)
 per Interest . . . . . .  $   1,078.54       (156.35)         8.44        (78.57)       (18.19)
                           ============  ============   ===========   ===========   ===========
Total assets. . . . . . .  $     85,042    45,753,656    61,661,976    61,836,289    62,595,650
Long-term debt (net of
 unamortized discount). .  $      --            --       99,838,741   102,485,089   113,612,196
Cash distributions per
 Interest (c) . . . . . .  $      --            --            --            --            --
                           ============  ============   ===========   ===========   ===========


-------------


  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (60,005).

  (c) Cash distributions from the Partnership are generally not equal to Partnership's income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership, as of December 31, 1995, has been liquidated for Federal income tax purposes because, as of December 31, 1995, the Partnership neither operated nor carried on any business financial operation or venture having ceased any such activities prior to that date. As more fully described in Item 3 above, the Partnership is subject to a pending lawsuit which has caused a delay in the legal termination of the Partnership. The Partnership's only activity at this time is the conduct of its defense in the pending lawsuits, (The Partnership may also pursue certain legal remedies for the collection of certain of the receivables owed to it by the non-resident alien limited partners). Future operations, including any adverse effect of a resolution of the pending lawsuit, will be fully allocable to the General Partners of the Partnership. Therefore, subsequent to December 31, 1995, there will be no further allocations of income or loss for financial reporting or Federal income tax purposes or any further cash distributions to the Limited Partners. Upon the resolution of the pending lawsuit, the affairs of the Partnership are expected to be wound-up as soon as practicable. As the Partnership has no remaining property, and its liabilities exceed its remaining assets (see
Note 2 and the Century City North disclosure below), it is anticipated that the Partnership will terminate its affairs in 1996; however, the existence of the Holwick litigation discussed below may extend this timetable. The consolidated financial statements do not include any adjustments that might result from the termination of the Partnership's operations.

     At December 31, 1995, the Partnership did not have any cash and cash equivalents. Such funds were exhausted in 1995.

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

     As a result of the 1994 transfer to the lender as discussed above and in Note 3, Dutchess no longer had an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which the Partnership's share was $3,743,348) and recognized a gain of $3,558,767 (of which the Partnership's share was $3,471,747) for Federal income tax purposes during 1994 with no corresponding distributable proceeds.

     Century City North

     On June 9, 1995, the date title to the property was transferred to the first mortgage lender, occupancy at the Century City North Building was 88%. The market in which the Century City North Building is located is extremely competitive due to increased amounts of vacant space available. This had resulted in the Partnership offering increased concessions to compete with other buildings in order to attract new tenants. As of the disposition date, the Partnership had $1,873,373 on deposit in an escrow account which was reserved for future leasing costs attributable to vacated space, unless expressly approved for other uses by the lender. The Property was not producing cash flow sufficient to make the payments on the first mortgage debt service which resulted in the delinquency in the payment of the November and December of 1994 scheduled debt service payments and the suspension of the payment of scheduled debt service on the first mortgage in January 1995. A portion of amounts previously escrowed with the lender for capital needs was used toward the payment of the November and December of 1994 payments, but in January 1995, the Partnership received a notice of default and acceleration from the first mortgage lender. In March 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender. On June 9, 1995, the property was transferred to the lender.

     As a result of the transfer to the lender as discussed above, the Partnership no longer has an ownership interest in the property and has recognized a gain for financial reporting purposes of $68,838,857 and approximately $60,727,000 for Federal income tax purposes during 1995 with no corresponding distributable proceeds.

     The Partnership entered into a lease agreement in 1993 whereby a tenant paid the costs associated with renovating its leased space at the Century City North Building. According to the terms of the lease, the Partnership was to pay to the tenant a negotiated amount, initially $469,605, (reflected as note payable in the accompanying consolidated financial statements at December 31, 1994) in monthly installments of principal and interest through November 1995. The balance remaining at the disposition date, June 9, 1995, was $105,009 and was assumed by the first mortgage lender at the transfer date.

     Significant capital improvements continued to be required at the Century City North Building in order to comply with local fire, life and safety code regulations (that had changed since the property's original purchase) as well as for tenant improvement costs incurred to retain and procure tenants in what had become an extremely competitive market. At the disposition date, June 9, 1995, approximately 40% of the fire, life and safety code compliance work had been completed. These costs were expected to continue over the next several years until the entire building conformed to such regulations. Though the Partnership had been granted extensions through November 1995 by the local regulating authorities to complete the compliance work, there were no assurances that any future extensions would be granted. Due to the lack of significant cash reserves to pay for these anticipated costs, the Partnership, in October 1991, executed a modification of the first mortgage loan on the Century City North Building which reduced debt service requirements through November 1, 1993.
According to the terms of the modification (which expired November 1, 1993), the Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated financial statements at December 31, 1994) any cash flow produced by the property, after the payment of modified debt service for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. The debt service reduction period had expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing of the building was achieved. The lender did not grant any additional debt service relief, but allowed the funds previously escrowed to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents (see
Note 2). Additionally, the Partnership, in October 1991, converted an unsecured line of credit to a non-recourse second mortgage secured by the Century City North Building (see Note 2). Interest was paid on this mortgage at an adjustable rate (approximately 8.63% at the disposition date, June 9, 1995). The Partnership was only allowed to draw proceeds under this facility to pay the interest due on this mortgage loan in addition to any related bank fees which had been incurred. This loan was extinguished without payment upon the acquisition of the property by the first mortgage lender.

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow will likely deplete any remaining assets held by the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of approximately $246,300 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated balance sheets.

     General

     As discussed in Note 3, the lender acquired title to the Dutchess Mall investment property in the second quarter of 1994. In addition, as discussed above and in Note 2, the lender acquired title to the Century City North Office Building on June 9, 1995. It is anticipated that the Partnership will terminate its affairs in 1996; however, the existence of the Holwick litigation discussed above may extend this timetable.

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

Of this amount, approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. In addition, through November 1994 property management fees of approximately $2,052,000 had been deferred by the former affiliated property manager since 1991 in connection with the Century City North Office Building. This amount represented deferrals in accordance with the modification of the debt secured by the property (see
Note 2(b)). In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building as discussed above. However, due to the transfer of title to the Century City North Office Building to the lender on June 9, 1995, as further described in Note 2, there are insufficient Partnership funds to pay any of these deferred fees or commissions related to Dutchess Mall or the Century City North Office Building.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments, prepaid expenses, escrow deposits, land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, other assets, current portion of long-term debt, notes payable, accounts payable, accrued interest and tenant security deposits at December 31, 1995 as compared to December 31, 1994 is due primarily to the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Note 2(b)).

     The balances remaining in rents and other receivables and other current liabilities at December 31, 1995 as compared to December 31, 1994 is due primarily to the payment made by the general partner on behalf of the limited partners for withholding taxes required due to the disposition of the Century City North Office Building in June of 1995.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to the disposition of the Dutchess Mall in May of 1994 and the disposition of the Century City North Office Building in June of 1995 (as more fully discussed in Notes 2 and 3).

     The decrease in rental income, depreciation and property operating expenses for 1994 as compared to 1993 is due primarily to the disposition of the Dutchess Mall in May 1994 (as more fully discussed in Note 3).

     The decrease in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to a decrease in the average balance of U.S. Government obligations held in 1995 due to the disposition of the Century City North Office Building in June of 1995. The increase in interest income for 1994 as compared to 1993 is primarily due to an increase in the average daily balance in the escrow account as required by the Century City North Building first mortgage lender and an increase in the interest rate earned on such escrow deposits (as more fully discussed in Note 2(b)).

     The increase in mortgage and other interest for 1994 as compared to 1993 is due to accruals in accordance with the loan default letter received from the first mortgage lender at the Century City North Building in January of 1995 (as more fully discussed in Note 2(b)).

     The increase in amortization of deferred expenses for 1994 as compared to 1993 is primarily due to additional amortization related to leasing costs at the Century City North Building.

     The decrease in general and administrative expenses in 1995 as compared to 1994 is primarily due to the reduction of prior years accruals by the Partnership for certain legal claims related to the Century City North Building.

     The provision for doubtful collectibility at December 1995 is due to the possible non-collection of withholding taxes paid on behalf of certain limited partners upon the disposition of the Century City North Office Building (note 1).

     The increase in professional services for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and 1993 is due primarily to reduced legal fees related to the lawsuit entitled Holwick, Inc. v. JMB/1888 Partners, ET.AL. (as discussed in Note 2).

     The gain from disposition of investment properties for the year ended December 31, 1995 is related to the disposition of the Century City North Office Building in June of 1995 (as discussed in Note 2).

     The venture partners' share of venture operations and gain from disposition of investment properties for the year ended December 31, 1994 is related to the disposition of the Dutchess Mall in May of 1994 (as discussed in Note 3).

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact the Partnership in the future as operations are expected to be insignificant (excluding any effects of the pending litigation - Note 2) and the Partnership is expected to terminate in 1996.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   JMB INCOME PROPERTIES, LTD. - VI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
























                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - VI:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - VI (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - VI and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Partnership has disposed of its last remaining investment property and has no sources of future revenues or cash reserves other than contributions by the General Partners. Additionally, the Partnership is a defendant in a lawsuit alleging breach of contract and fraud, among other things, in connection with a property no longer owned by the Partnership. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                       KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1996



                                      JMB INCOME PROPERTIES, LTD. - VI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1995 AND 1994

                                                   ASSETS
                                                   ------
                                                                            1995              1994
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . .   $                     264,327
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . .          --               9,634
  Rents and other receivables, net of allowance for doubtful
    accounts of $340,000 in 1995 and $93,208 in 1994 (note 1) . . . .         85,042          287,683
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --             114,165
  Escrow deposits (note 2). . . . . . . . . . . . . . . . . . . . . .          --           2,793,451
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .         85,042        3,469,260
                                                                        ------------      -----------
Investment properties, at cost (notes 2 and 3):
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           3,383,142
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .          --          68,474,063
                                                                        ------------      -----------

                                                                               --          71,857,205
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .          --          39,870,367
                                                                        ------------      -----------

          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . .          --          31,986,838

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --           2,215,938
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --           8,043,818
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              37,802
                                                                        ------------      -----------

                                                                        $     85,042       45,753,656
                                                                        ============      ===========



                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1995              1994
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . .   $      --         100,196,278
  Notes payable (note 2). . . . . . . . . . . . . . . . . . . . . . .          --             202,843
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        285,256          669,622
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --           9,790,534
  Other current liabilities (note 1). . . . . . . . . . . . . . . . .        446,175            --
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        731,432      110,859,277

Amounts due to affiliates (notes 6 and 8) . . . . . . . . . . . . . .      4,899,324        4,907,019
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --             496,817
                                                                        ------------      -----------
Commitments and contingencies (notes 2, 4 and 8)

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      5,630,756      116,263,113
                                                                        ------------      -----------
Partners' capital accounts (deficits) (note 5):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .        960,359          714,396
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (6,507,073)      (6,507,073)
                                                                        ------------      -----------
                                                                          (5,545,714)      (5,791,677)
                                                                        ------------      -----------
  Limited partners (60,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .     54,556,949       54,556,949
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .     49,928,225      (14,789,555)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .   (104,485,174)    (104,485,174)
                                                                        ------------      -----------
                                                                               --         (64,717,780)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .     (5,545,714)     (70,509,457)
                                                                        ------------      -----------
                                                                        $     85,042       45,753,656
                                                                        ============      ===========


                        See accompanying notes to consolidated financial statements.


                                      JMB INCOME PROPERTIES, LTD. - VI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                           1995             1994            1993
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  6,454,619       15,079,383      24,209,767
  Interest income . . . . . . . . . . . . . . . . .          65,297          100,254          71,782
                                                       ------------     ------------    ------------
                                                          6,519,916       15,179,637      24,281,549
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest (note 2(b)) . . . . .       6,497,870       20,099,376      11,720,983
  Depreciation. . . . . . . . . . . . . . . . . . .         534,016        1,462,428       2,833,055
  Property operating expenses . . . . . . . . . . .       2,585,762        6,244,195       8,250,997
  Professional services . . . . . . . . . . . . . .         184,605          163,908         172,171
  Amortization of deferred expenses . . . . . . . .         233,883          685,890         636,669
  General and administrative. . . . . . . . . . . .          18,894           91,251         335,453
  Provision for doubtful collectibility (note 1). .         340,000            --              --
                                                       ------------     ------------    ------------
                                                         10,395,030       28,747,048      23,949,328
                                                       ------------     ------------    ------------
          Operating earnings (loss) . . . . . . . .      (3,875,114)     (13,567,411)        332,221
Venture partners' share of venture's
  operations (note 3) . . . . . . . . . . . . . . .           --              74,906         189,754
                                                       ------------     ------------    ------------
          Net operating earnings (loss) . . . . . .      (3,875,114)     (13,492,505)        521,975
Gain from disposition of investment
  properties, net of venture partners' share
  of $114,899 in 1994 (note 3). . . . . . . . . . .      68,838,857        3,743,348           --
                                                       ------------     ------------    ------------
          Net earnings (loss) . . . . . . . . . . .    $ 64,963,743       (9,749,157)        521,975
                                                       ============     ============    ============
Net earnings (loss) per limited partnership
  interest (note 1):
    Net operating earnings (loss) . . . . . . . . .    $     (55.30)         (218.11)           8.44
    Gain from disposition of investment
     properties, net of venture partners'
     share in 1994. . . . . . . . . . . . . . . . .        1,133.84            61.76           --
                                                       ------------     ------------    ------------
                                                       $   1,078.54          (156.35)           8.44
                                                       ============     ============    ============

                        See accompanying notes to consolidated financial statements.


                                        JMB INCOME PROPERTIES, LTD. - VI
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 GENERAL PARTNERS                            LIMITED PARTNERS (60,005 Interests)
                ------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- -------------------------
Balance
 (deficit) at
 December 31,
 1992 . . . .  $1,000    1,066,079   (6,507,073)  (5,439,994)    54,556,949  (5,914,056)(104,485,174)(55,842,281)

Net earnings
 (note 5) . .    --         15,659          --        15,659         --         506,316        --        506,316
             --------    ---------   ----------   ----------    ----------   ---------- ------------ -----------
Balance
 (deficit) at
 December 31,
 1993 . . . .   1,000    1,081,738   (6,507,073)  (5,424,335)    54,556,949  (5,407,740)(104,485,174)(55,335,965)

Net loss
 (note 5) . .   --        (367,342)       --        (367,342)         --     (9,381,815)       --     (9,381,815)
             --------    ---------   ----------   ----------    ----------   ---------- ------------ -----------
Balance
 (deficit) at
 December 31,
 1994 . . . .  1,000       714,396   (6,507,073)  (5,791,677)    54,556,949 (14,789,555)(104,485,174)(64,717,780)

Net earnings
 (note 5) . .    --        245,963        --         245,963         --      64,717,780        --     64,717,780
             --------    ---------   ----------   ----------    ----------   ---------- ------------ -----------
Balance
 (deficit) at
 December 31,
 1995 . . . .$  1,000       960,359  (6,507,073)  (5,545,714)   54,556,949   49,928,225 (104,485,174)      --
             ========    ==========  ==========   ==========    ==========   ========== ============ ===========


                          See accompanying notes to consolidated financial statements.


                                      JMB INCOME PROPERTIES, LTD. - VI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995             1994            1993
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 64,963,743       (9,749,157)        521,975
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         534,016        1,462,428       2,833,055
    Amortization of deferred expenses . . . . . . .         233,883          685,890         636,669
    Provision for doubtful collectibility . . . . .         340,000            --              --
    Long-term debt-deferred accrued interest. . . .           --               --           (146,348)
    Venture partners' share of venture's
     operations . . . . . . . . . . . . . . . . . .           --              39,993        (189,754)
    Total gain on disposition of investment
     properties . . . . . . . . . . . . . . . . . .     (68,838,857)      (3,858,247)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .        (663,465)         364,992         (73,841)
    Prepaid expenses. . . . . . . . . . . . . . . .          81,353           74,051          40,423
    Escrow deposits . . . . . . . . . . . . . . . .         920,078          404,187      (1,620,293)
    Accrued rents receivable. . . . . . . . . . . .         444,251          907,386         217,906
    Accounts payable. . . . . . . . . . . . . . . .       1,061,061          (61,115)        (76,105)
    Accrued interest  . . . . . . . . . . . . . . .         871,142        8,790,690       1,272,375
    Other current liabilities . . . . . . . . . . .         446,175            --              --
    Amounts due to affiliates . . . . . . . . . . .          (7,694)         671,440         771,821
    Tenant security deposits. . . . . . . . . . . .           2,015           30,946         (95,852)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         387,701         (236,516)      4,092,031
                                                       ------------      -----------     -----------

Cash flows from investing activities:
  Net sales and maturities of short-term
   investments. . . . . . . . . . . . . . . . . . .           --              97,996          22,908
  Additions to investment properties. . . . . . . .        (724,571)        (198,062)     (1,430,551)
  Increase in deferred expenses . . . . . . . . . .         (71,045)        (586,791)       (492,599)
                                                       ------------      -----------     -----------
          Net cash used in investing activities . .        (795,616)        (686,857)     (1,900,242)
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Distributions to venture partners . . . . . . . .           --                (252)        (12,037)
  Principal payments on long-term debt. . . . . . .           --               --         (2,736,899)
  Proceeds from long-term debt (note 2(b)). . . . .         241,423          357,537           --
  Principal payments on note payable. . . . . . . .         (97,835)        (234,803)        (31,959)
  Contribution from venture partner . . . . . . . .           --              39,124           --
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         143,588          161,606      (2,780,895)
                                                       ------------      -----------     -----------
          Net decrease in cash and cash equivalents        (264,327)        (761,767)       (589,106)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .         264,327        1,026,094       1,615,200
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $     --              264,327       1,026,094
                                                       ============      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  5,385,305       10,072,917      10,594,956
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
    Fixed asset costs payable to tenant (note 2). .    $      --               --           (469,605)
                                                       ============      ===========     ===========
    Balance due on mortgage notes payable
      cancelled . . . . . . . . . . . . . . . . . .    $100,437,701       14,243,816           --
    Reduction of land . . . . . . . . . . . . . . .      (3,383,142)      (2,642,045)          --
    Reduction of buildings and improvements . . . .     (69,198,634)     (23,482,956)          --
    Reduction of accumulated depreciation . . . . .      40,404,383       15,057,577           --
    Reduction of accrued interest payable . . . . .      10,661,676        1,235,769           --
    Reduction of other assets and liabilities . . .     (10,083,127)        (553,914)          --
                                                       ------------      -----------     -----------
          Non-cash gain recognized on
            disposition of investment property
            (note 3). . . . . . . . . . . . . . . .    $ 68,838,857        3,858,247           --
                                                       ============      ===========     ===========



                        See accompanying notes to consolidated financial statements.



                   JMB INCOME PROPERTIES, LTD. - VI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership formerly held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. As of June 9, 1995, all the Partnership's investment properties have been sold or disposed. As of December 31, 1995, the Partnership has terminated for Federal income tax purposes because, as of December 31, 1995, the Partnership neither operated nor carried on any business financial operation or venture, having ceased any such actvities prior to that date (note 5). The Partnership, subject to the litigation described in note 2(b), currently expects terminate its affairs during 1996.

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Fishkill Associates ("Fishkill"), which owned Dutchess Mall until it was transferred to the mortgage lender for the property in May 1994 (note 3) at which time Fishkill terminated its affairs. The effect of all transactions between the Partnership and the venture has been eliminated in the accompanying consolidated financial statements.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:


                                                    1995                               1994
                                   --------------------------------    ------------------------------
                                                         TAX BASIS
                                       GAAP BASIS       (Unaudited)       GAAP BASIS       TAX BASIS
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .    $    85,042            --          45,753,656      41,473,017
Partners' capital accounts
 (deficit) (note 5):
   General partners . . . . . . . .     (5,545,714)           --          (5,791,677)     (4,798,500)
   Limited partners . . . . . . . .          --               --         (64,717,780)    (55,949,459)
Net earnings (loss) (note 5):
   General partners . . . . . . . .        245,963        4,777,367         (367,342)        628,299
   Limited partners . . . . . . . .     64,717,780       55,949,459       (9,381,815)       (988,136)
Net earnings (loss) per limited
 partnership interest . . . . . . .       1,078.54           932.41          (156.35)         (16.47)
                                       ===========      ===========      ===========      ==========



     The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (60,005). As no further operations will be allocable to the Limited Partners, the earnings for 1995 have been allocated to achieve a zero capital balance for such Limited Partners for financial reporting and Federal income tax purposes as of December 31, 1995 (note 5).

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $173,979 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of commitment fees and loan related costs which were amortized over the term of the related mortgage, and lease commissions which were amortized over the term of the related leases, using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income over the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, the Partnership has remitted directly to the tax authorities on behalf of certain limited partners amounts representing withholding from the disposition of the Century City North Office Building.

Such amounts were funded through advances from the General Partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership had acquired, either directly or through joint ventures (note 3), an office building and five shopping centers, all of which have been sold or disposed as of June 9, 1995. The cost of the investment property represented the total cost to the Partnership, plus miscellaneous acquisition costs.

     Depreciation on the properties during the period of ownership had been provided over the estimated useful lives of the various components as follows:

                                                                 YEARS
                                                                 -----
Buildings and improvements (new) --
  150% declining-balance or straight-line . . . . . . . . . .     5-35
Buildings and improvements (used) --
  straight-line . . . . . . . . . . . . . . . . . . . . . . .     5-45
Personal property -- 150% declining-balance
  or straight-line. . . . . . . . . . . . . . . . . . . . . .        5
                                                                  ====

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives. Provisions for value impairment were recorded with respect to the investment property whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value.

     The properties were pledged as security for the long-term debt (note
4), for which there was no recourse to the Partnership.

     (b)  Century City North

     On June 9, 1995, the Partnership transferred title to the lender as discussed below.

     The Partnership had been exploring the possibility of selling its interest in the building. In view of the extremely competitive nature of the Los Angeles marketplace, releasing costs (including the downtime to locate new tenants) were expected to continue to be high. Because the Partnership's and the property's reserves had been virtually exhausted, the Partnership was delinquent in the payment of its November and December 1994 scheduled debt service and, as of January 1, 1995, had suspended all payments of the scheduled debt service on the first mortgage loan. Accordingly, in January 1995, the Partnership received a notice of default from the first mortgage lender.

     In October 1985, the Partnership refinanced the existing mortgage debt secured by the Century City North Building, which had a balance at the date of refinancing of $18,221,662, with a first mortgage loan originally due November 1, 1990, in the amount of $92,000,000. The Partnership received net refinancing proceeds of approximately $72,463,000 (after retirement of the existing mortgage debt and payment of certain other related costs and to reduce the interest pay rate but not the accrual rate on the loan.)

     During 1991, the long-term mortgage note secured by the Century City North Building was modified to extend the maturity date to November 1, 1995. The first mortgage loan, in addition to periodic interest at 10.875%, provided for contingent interest based upon a formula (as defined) ranging from $5,000,000 to $8,000,000. For financial reporting purposes, based on the notice of default, the Partnership had determined that $5,000,000 in additional interest was due. Such amount was reflected in accrued interest in the consolidated financial statements at December 31, 1994 and in the gain on disposition in 1995. In addition, the Partnership determined that approximately $3,973,387 in late fees and prepayment penalties were due in accordance with the debt agreement. The Partnership was required to escrow (reflected as escrow deposits in the accompanying consolidated balance sheet at December 31, 1994) any cash flow produced by the property, after payment of modified debt service, for the period November 1, 1990 through October 31, 1993. This escrow was established to pay for approved capital and tenant improvements related to the property. In addition, the property management fee was required to be deferred until the first mortgage was repaid in full. The debt service reduction period expired and, as a result, the Partnership met with the first mortgage lender to obtain further debt service relief until such time as significant leasing in the building was achieved. The lender did not grant any additional debt service relief, but allowed a portion of the funds previously escrowed, plus interest thereon, to be used for future leasing and capital costs at the building. These escrowed funds otherwise would have been applied as a reduction of the outstanding principal balance of the loan pursuant to the modification documents. In March of 1995, the first mortgage lender required the Partnership to establish a restricted funds account in which all cash flow from the property was controlled by the first mortgage lender.

     In May of 1995, the first mortgage lender notified the Partnership that it had decided to acquire title to the property. On June 9, 1995, the property was transferred to the lender through a deed in lieu of foreclosure and the remaining balance in the restricted funds account plus any cash held at the property, was applied against the outstanding principal balance of the loan.

     As a result of the transfer to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $68,838,857 and expects to recognize a gain of approximately $60,727,000 Federal income tax purposes during 1995 with no corresponding distributable proceeds.

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

     The Partnership and certain associated companies have been named in a lawsuit entitled HOLWICK, INC. V. JMB/1888 PARTNERS, ET AL. which was filed in the Superior Court for the County of Los Angeles, seeking damages for breach of contract and fraud, among other things, in connection with the installation of sprinkler and alarm systems at the Century City North Building and two other properties not owned by the Partnership. Plaintiff, who was the general contractor for the installation, seeks in excess of $4.5 million in compensatory damages, punitive damages in an unspecified amount, and costs of the suit. The Partnership has prevailed on a motion striking portions of the complaint; however, it is too early in the proceedings to predict whether there will be any ultimate exposure to the Partnership. In the event the Partnership is found to have liability concerning these disputes, the resulting cash outflow will likely deplete any remaining assets held by the Partnership. In addition, two of the general contractor's subcontractors have filed mechanics' liens against the Century City North Building claiming non-payment of approximately $246,300 for services performed. The Partnership is entitled to indemnification from the general contractor for these claims as the Partnership has previously submitted payment for said services to the general contractor. It is unclear whether the general contractor will have the financial resources to fulfill its indemnity obligation. Accordingly, the Partnership has accrued for the subcontractors' claims in the accompanying consolidated financial statements.


(3)  VENTURE AGREEMENT - DUTCHESS MALL

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

     As a result of the transfer to the lender as discussed above, Dutchess no longer has an ownership interest in the property and recognized a gain for financial reporting purposes of $3,858,247 (of which the Partnership's share is $3,743,348) and recognized a gain of $3,558,767 (of which the Partnership's share is $3,471,747) for Federal income tax purposes during 1994 with no corresponding distributable proceeds. Accordingly, Dutchess and Fishkill terminated their affairs in 1994.

(4)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1995 and
1994:
                                            1995            1994
                                        -----------     -----------
10-7/8% mortgage note secured by the
 Century City North Building;
 satisfied in 1995 by the lender
 obtaining title to the property;
 formerly payable in monthly
 installments of interest only at
 10% to November 1993 and 10-7/8%
 thereafter; unpaid accrued interest
 was added to the outstanding principal
 amount monthly; all unpaid
 interest and Contingent Interest
 (computed by a formula (as defined))
 and the full principal amount was
 due November 1, 1995.  Note was
 extinguished in June, 1995 as
 discussed in note 2. . . . . . . . .  $     --          94,518,083

Second mortgage note (maximum
 commitment $7,000,000); secured by
 the Century City North Building;
 satisfied in 1995 by the lender
 obtaining title to the property
 (note 2); interest formerly
 payable in monthly installments
 at an adjustable rate (approxi-
 mately 8.00% at December 31,
 1994); outstanding balance was
 scheduled to be due November 1,
 1995.  Note was extinguished in
 June, 1995 as discussed in note 2. .         --          5,678,195
                                        -----------     -----------
          Total debt. . . . . . . . .         --        100,196,278

          Less current portion
            of long-term debt . . . .         --        100,196,278
                                        -----------     -----------

          Total long-term debt. . . .   $     --             --
                                        ============    ===========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations prior to 1995 have been allocated 97% to the Limited Partners and 3% to the General Partners. Profits from the sale of investment properties prior to 1995 were to be allocated to the General Partners in an amount equal to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties prior to 1995 were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were to be allocated to the Limited Partners.

     As described in note 2, on June 9, 1995 the Partnership disposed of its last investment property. Future operations will consist entirely of the results if any, of the pending litigation. The Partnership, as of December 31, 1995, has been liquidated for Federal income tax purposes because, as of December 31, 1995, the Partnership neither operated nor carried on any business, financial operation or venture, having ceased any such activities prior to that date. As more fully described in note 2, the Partnership is subject to a pending lawsuit which has caused a delay in the legal termination of the Partnership. The Partnerships only activity at this time is the conduct of its defense in the pending lawsuits. (The Partnership may also pursue certain legal remedies for the collection of certain of the receivables owed to it by the non-resident alien limited partners). Future operations, including any adverse effect of a resolution of the pending lawsuit, will be fully allocable to the General Partners of the Partnership. Therefore, subsequent to December 31, 1995, there will be no further allocations of income or loss for financial reporting or Federal income tax purposes or any further cash distributions to the Limited Partners. Upon the resolution of the pending lawsuit, the affairs of the Partnership are expected to be wound-up as soon as practicable.

     In addition, the net earnings from operations and the gain on disposition of the Century City Office Building in 1995 were allocated to the Limited Partners in such a fashion as to bring their capital accounts to zero for financial reporting and Federal income tax purposes as no further operations will be allocable to such Limited Partners subsequent to December 31, 1995.

     An amendment to the Partnership Agreement (effective January 1, 1991) generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits (including items thereof) are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners shall be allocated profits to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment was to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contributions, except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flow" of the Partnership were to be allocated 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners was subordinated to the Limited Partners' receipt of a stipulated return on their contributed capital.

     After the Limited Partners' receipt of their contributed capital plus a stipulated return thereon (which has been received), distributions of proceeds arising from the sale or refinancing of investment properties were to be allocated 85% to the Limited Partners and 15% to the General Partners. In addition, the General Partners were to receive distributions in an amount up to 1% of the selling price in the event of a sale.

     As described above, allocations among the partners in the accompanying accrual basis financial statements have been made in accordance with the provisions of the Partnership Agreement and the venture agreement (note 2(b)). The allocation percentages have differed from year to year and on the GAAP basis and the tax basis among the partners. Such differences have had no material effect on total assets, total partners' capital or net loss.


(6)  MANAGEMENT AGREEMENTS

     The Century City North Office Building had previously been managed by an affiliate of the General Partners for a fee computed as a percentage of certain rents received by the property. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Century City North Office Building after the sale on terms similar to those that existed prior to the sale.

     Since 1991, property management fees of approximately $2,052,000 had been deferred at the Century City North Office Building representing deferrals required in accordance with the modification of the debt (note 2(b)) secured by the property. In addition, approximately $391,000 of 1991 property management fees related to the Dutchess Mall were also deferred. The Partnership's share of such deferred fees related to the Dutchess Mall (approximately $352,000) were to have been payable out of the net sales proceeds, if any, of the Century City North Office Building. The former affiliated property manager also earned commissions in connection with leasing activity at the Century City North Office Building but had deferred the payment of a portion of the commissions otherwise payable pursuant to the Partnership and Management Agreements. On June 9, 1995, as more fully discussed in note 3, the Partnership transferred title to the Century City North Office Building to the first mortgage lender. As of the date of transfer, such deferrals were approximately $2,495,000, of which approximately $376,000 represented deferrals required in accordance with the Partnership Agreement. Due to the transfer of title of the Century City North Office Building to the first mortgage lender in June 1995, it is unlikely that any of these deferred fees or commissions related to Dutchess Mall or Century City North will be paid.


(7)  LEASES

     At June 9, 1995, title to the Partnership's remaining asset was transferred to the lender (note 2). The Partnership had determined that all leases relating to this property were properly classified as operating leases; therefore rental income was reported when earned and the cost of the property, excluding the cost of land, was depreciated over the estimated useful life. Leases with tenants ranged in term from one to ten years and provided for fixed minimum rent and partial reimbursement of operating costs.



(8)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31,
1995, 1994 and 1993 are as follows:

                                                                                          UNPAID AT
                                                                                         DECEMBER 31,
                                              1995            1994           1993           1995
                                            --------        --------       --------    --------------
Property management fees and
  lease commissions . . . . . . . . .        $   --          750,895      1,017,817         4,899,324
Insurance commissions . . . . . . . .            878          25,000         25,000            --
Reimbursement (at cost) for
  out-of-pocket expenses. . . . . . .          6,381           4,052         16,828            --
Reimbursement (at cost) for
  out-of-pocket salary related
  expenses related to on-site
  and other costs for the
  Partnership and its investment
  properties. . . . . . . . . . . . .            --            7,709         97,049            --
                                             --------        -------      ---------         ---------

                                             $  7,259        787,656      1,156,694         4,899,324
                                             ========        =======      =========         =========


     An affiliate of the General Partners had deferred receipt of certain property leasing commissions and management fees, as discussed in note 6. The amounts deferred (approximately $82 per Interest) do not bear interest and it is unlikely that any of these will be paid.

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

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-VI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner as of December 31, 1995 are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Executive Vice President      5/08/79
                          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer and   8/01/93
                          Executive Vice President      8/01/93
Glenn E. Emig             Executive Vice President      1/01/94
                          Chief Operating Officer       1/01/95
Gary Nickele              Executive Vice President and  1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88
Howard Kogen              Senior Vice President         1/02/86
                          Treasurer                     1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III") and JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies owned or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5, 6 and 8 for a description of such transactions, distributions and allocations. The General Partners did not receive any cash distributions in fiscal years 1995, 1994 and 1993.

     JMB Properties Company (which had been an affiliate of the Managing General Partner until it was sold to an unaffiliated third party in December 1994 (see Note 6), provided property management services to the Partnership through November 1994 for the Century City North Building at fees calculated at 3% of gross income from the property and for Dutchess Mall (see Note 3) at fees calculated at 5% of gross income from the property. JMB Properties Company also provided leasing services for the Century City North Building through November 1994. Payment for such fees could not exceed 2% of gross income from the property. Such affiliate had earned property management and leasing fees amounting to approximately $4,899,000 for such services, in prior years, which remained unpaid at December 31, 1995. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5%, on an annual basis, of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In fiscal year 1995, the Managing General Partner was due reimbursement for such out-of-pocket expenses in the amount of approximately $7,250 all of which were paid as of December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Immediately prior to the liquidation of the Partnership, the following group was known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

                        NAME AND
                        ADDRESS OF                         AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------

Limited                 Liquidity Fund Investment          3,440.5 Interests                       5.74%
Partnership             Corporation                        indirectly (as invest-
Interests               1900 Powell Street, Suite 730      ment manager or, through
                        Emeryville, California 94608       affiliated entities, general
                                                           partner of 15 separate
                                                           investment funds)

     (b) Immediately prior to the liquidation of the Partnership, the Managing General Partner, its officers and directors and the Associate General Partner of the Partnership owned the following Interests of the Partnership.
                      NAME OF                       AMOUNT AND NATURE
                      BENEFICIAL                    OF BENEFICIAL           PERCENT
TITLE OF CLASS        OWNER                         OWNERSHIP               OF CLASS
--------------        -----------                   -----------------       --------
Limited Partnership   JMB Realty Corporation        100 Interests           Less than 1%
  Interests                                            directly
Limited Partnership   Managing General Partner,     100 Interests           Less than 1%
  Interests           its officers and directors       directly
                      and the Associate General
                      Partner as a Group

     Immediately prior to the liquidation of the Partnership, no officer or director of the Managing General
Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There was no arrangement, known to the Partnership, the operation of which might have resulted in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)     The following documents are filed as part of this report:

               (1)    Financial Statements (See Index to
Financial Statements filed with this report).

               (2)    Exhibits.
                      3-A.*   The Prospectus of the Partnership dated
November 16, 1978, as supplemented April 27, 1979, filed with the
Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference.

                      3-B.*   Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, which is incorporated herein by reference and which agreement is hereby incorporated herein by reference.

                      10-A.   Acquisition documents relating to the
purchase by the Partnership of Century City North Building office building in Los Angeles, California are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-61840) dated November 16, 1978.

                      10-B.   Partnership Grant Deed dated May 31, 1995
by and between JMB Income Properties, Ltd. VI, an Illinois limited partnership, and Century City North, L.L.C., a Delaware limited liability company is hereby incorporated herein by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-9485) dated August 9, 1995.

                      21.     List of Subsidiaries.

                      24.     Powers of Attorney.

                      27.     Financial Data Schedule.

                      99-A.   The Partnership's Report on Form 8-K (File
No. 0-9485) dated June 23, 1995 describing the June 9, 1995 disposition of the Century City North Office Building and exhibits thereto is filed herewith.

                      --------------------

                      * Previously filed as Exhibits 3-A, 3-B and 4-A, respectively, to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 for December 31, 1992 (File No. 0-9485) filed on March 19, 1993 and hereby incorporated herein by reference.

       (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             JMB INCOME PROPERTIES, LTD. - VI

             By:     JMB Realty Corporation
                     Managing General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Managing General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 25, 1996

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 25, 1996

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 25, 1996

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 25, 1996


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 25, 1996

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 25, 1996

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                     and Director
             Date:   March 25, 1996


                     GAILEN J. HULL, Pursuant to a Power of Attorney

                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 25, 1996


                   JMB INCOME PROPERTIES, LTD. - VI

                             EXHIBIT INDEX


                                                      DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE   PAGE
                                                    ------------   ----
3-A.    Pages 8-15, 36-38, 88-89 and A-6 to A-17
        of the Prospectus of the Partnership
        dated November 16, 1978.                         Yes

3-B.    Amended and Restated Agreement of
        Limited Partnership                              Yes

4-B.    Mortgage loan agreement related to
        Century City North                               Yes

10-A.   Acquisition documents related to
        Century City North                               Yes

21.     List of Subsidiaries                             No

24.     Powers of Attorney                               No

27.     Financial Data Schedule                          No

99-A.   Form 8-K describing the disposition of
        Century City North Office Building               Yes