Form 10-K/A
period 1995-12-31
JMB INCOME PROPERTIES LTD VI
filed 1996-05-02
CIK 275600

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10K/A

                                AMENDMENT NO. 1


               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934



                       JMB INCOME PROPERTIES, LTD. - VI
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification
Commission File No. 0-9485                          No. 36-2936728




     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

                                   PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
      ITEM 11.    EXECUTIVE COMPENSATION
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                Pages 31 to 36



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB INCOME PROPERTIES, LTD. - VI

                        By:    JMB Realty Corporation
                               Managing General Partner




                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  May 1, 1996




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by the Associate General Partner of the Partnership, Income Associates-VI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner would be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Certain services have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner as of December 31, 1995 are as follows:

                                                              SERVED IN
NAME                         OFFICE                           OFFICE SINCE
- ----                         ------                           ------------

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
John G. Schreiber            Director                         3/14/73
















                                                              SERVED IN
NAME                         OFFICE                           OFFICE SINCE
- ----                         ------                           ------------

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

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In fiscal year 1995, the Managing General Partner was due reimbursement for such out-of-pocket expenses in the amount of approximately $7,250, all of which were paid as of December 31, 1995.

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

                          NAME AND
                          ADDRESS OF                            AMOUNT AND NATURE
                          BENEFICIAL                            OF BENEFICIAL                           PERCENT
TITLE OF CLASS            OWNER                                 OWNERSHIP                               OF CLASS
- --------------            ----------                            -----------------                       --------

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
                         NAME OF                         AMOUNT AND NATURE
                         BENEFICIAL                      OF BENEFICIAL             PERCENT
TITLE OF CLASS           OWNER                           OWNERSHIP                 OF CLASS
- --------------           -----------                     -----------------         --------
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

     Reference is made to Item 10 for information concerning the ownership of the Managing General Partner.

     (c) There was no arrangement, known to the Partnership, the operation of which might have resulted in a change in control of the Partnership.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.